Form 10-Q
period 2008-11-30
EARTH DRAGON RESOURCES INC.
filed 2009-01-14
CIK 1441247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-152619

EARTH DRAGON RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

12F, World Trade Centre, No. 25 Tongxing Street
Zhongshan District
Dalian, China 116001
(Address of principal executive offices, including zip code.)

011-86-130-798-88886
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
10,000,000 as of January 8, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Earth Dragon Resources Inc.
	(An Exploration Stage Company)
	Balance Sheets
	(Expressed in US Dollars)

		November 30,	May 31,
		2008	2008
	ASSETS	(Unaudited)
	Current Assets
Cash		$4,625	$14,834
	Total Current Assets	4,625	14,834
	Mining property acquisition costs, less reserve for
	impairment of $6,500	-	-
	Total Assets	$4,625	$14,834

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
	Current Liabilities

	Accrued liabilities	$2,000	$7,800
	Due to related party	28,282	1,426
	Total current liabilities	30,282	9,226
	Stockholder's Equity (Deficiency)
	Common stock, $0.0001 par value;
	authorized 75,000,000 shares,
	issued and outstanding 10,000,000 shares	1,000	1,000
	Additional paid-in capital	19,000	19,000
	Deficit accumulated during
	the exploration stage	(45,657)	(14,392)
	Total stockholder's equity (deficiency)	(25,657)	5,608
	Total Liabilities and Stockholder's Equity (Deficiency)	$4,625	$14,834

	See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

			Period
			October
		For the six	23, 2007
	For the three	months	(Inception)
	months ended	ended	to
	November 30,	November	November
	2008	30, 2008	30, 2008

Revenue	$-	$-	$-

Cost and expenses
Impairment of mining property acquisition costs	-	-	6,500
General and administrative expenses	11,146	31,265	39,157
Total Costs and Expenses	11,146	31,265	45,657
Net Loss	$(11,146)	$(31,265)	$(45,657)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	10,000,000	10,000,000

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Stockholder's Equity (Deficiency)
For the period October 23, 2007 (Inception) to November 30, 2008
(Expressed in US Dollars)

				Deficit
				Accumulated	Total
	Common Stock,		Additional	During the	Stockholder's
	$0.0001 Par Value		Paid	Exploration	Equity
	Shares	Amount	in Capital	Stage	(Deficiency)
Common stock issued for cash
- January 31, 2008 at $0.002 per share	10,000,000	$1,000	$19,000	$-	$20,000
Net loss for the period October 23,
2007 (inception) to May 31, 2008	-	-	-	(14,392)	(14,392)
Balance, May 31, 2008	10,000,000	1,000	19,000	(14,392)	5,608
Unaudited:
Net Loss	-	-	-	(31,265)	(31,265)
Balance, November 30, 2008	10,000,000	$1,000	$19,000	$(45,657)	(25,657)

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

		Period October
	For the six	23, 2007
	months ended	(Inception) to
	November 30,	November 30,
	2008	2008

Cash Flows from Operating Activities
Net loss	$(31,265)	$(45,657)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of mining property acquisition costs	-	6,500
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(5,800)	2,000
Net cash provided by (used for) operating activities	(37,065)	(37,157)

Cash Flows from Investing Activities
Mineral property acquisition	-	(6,500)
Net cash provided by (used for) investing activities	-	(6,500)

Cash Flows from Financing Activities
Proceeds from issurance of common stock	-	20,000
Due to related party	26,856	28,282
Net cash provided by (used for) financing activities	26,856	48,282

Increase (decrease) in cash	(10,209)	4,625
Cash, beginning of period	14,834	-

Cash, end of period	$4,625	$4,625

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008
(Expressed in US Dollars)
(Unaudited)

1.    Nature of Operations

Earth Dragon Resources, Inc. (the “Company”) was incorporated in the State of Nevada on October 23, 2007. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company has acquired a mineral property located in the State of Nevada, U.S.A, and has not yet determined whether this property contains reserves that are economically recoverable.

On July 30, 2008, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) to sell up to 2,000,000 shares of common stock at $0.05 per share to raise cash proceeds of up to $100,000 on a “best efforts, all or none” basis as to the first 1,000,000 shares and on a “best efforts” basis as to the remaining 1,000,000 shares for a period of up to 270 days. The Registration Statement was declared effective by the SEC on November 14, 2008.

2.     Interim Financial Information

The unaudited financial statements as of November 30, 2008 and for the three and six months then ended and for the period October 23, 2007 (inception) to November 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of November 30, 2008 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended November 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending May 31, 2009. The balance sheet at May 31, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period October 23, 2007 (inception) to May 31, 2008 as included in our Form S-1/A filed with the Securities and Exchange Commission on October 31, 2008.

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008
(Expressed in US Dollars)
(Unaudited)

3.    Mineral Property

In December 2007, the Company acquired the right to conduct exploration activation in the Mountain Queen Lode Mining Claim, located in Clark County, Nevada, U.S.A., at a cost of $6,500. The Claim Number is NMC#980946, which expires September 1, 2009. The property is in the name of Multi Metal Mining Corp. and held by it in trust for the Company.

In March 2008, the Company received an evaluation report from a third party consulting firm recommending an exploration program with a total estimated cost of $88,000. Due to lack of working capital, the Company has not completed this program.

On May 31, 2008, the Company recorded a $6,500 provision for impairment of mining property acquisition costs.

4.    Due to Related Party

The $28,282 amount due to related party at November 30, 2008 is due the chief executive officer of the Company, is non-interest bearing, and is due on demand.

5.    Common Stock

On January 31, 2008, the Company issued 10,000,000 shares of common stock to its chief executive officer for total cash proceeds of $20,000.

At November 30, 2008, there are no outstanding stock options or warrants.

Income Taxes

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008
(Expressed in US Dollars)
(Unaudited)

Period from
	For the six	September 21, 2007
	months ended	(Date of Inception)
	November 30,	to
	2008	November 30, 2008
Expected tax at 35%	$(10,943)	$(15,980)
Increase in valuation allowance	10,943	15,980
Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	November 30,	May 31,
	2008	2008
Net operating loss carryforword	$15,980	$5,037
Valuation allowance	(15,980)	(5,037)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $15,980 at November 30, 2008 attributable to the future utilization of the net operating loss carryforward of $45,657 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $45,657 net operating loss carryforward expires $14,392 in year 2028, and $31,265 in year 2029.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This section of this quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the claim. That cash must be raised from other sources. Our only other source for cash at this time is investments by other. We must raise cash to implement our project and stay in business. If we raise the minimum amount of money from our public offering, we believe it will last twelve months.

     We will be conducting research in the form of exploration of the claim. Our exploration program is explained in as much detail as possible in the business section of our prospectus dated November 14, 2008. We are not going to buy or sell any plant or significant equipment during the next twelve months.

     Access to the claim is from Las Vegas, Nevada to the Mountain Queen Claim is southward via Interstate Highway 15 for approximately 31 miles to within five miles past the town of Jean, Nevada, thence westerly for seven miles to the Mountain Queen Lode Claim which is north of the road.

     Our exploration target is to find an ore body containing zinc. Our success depends upon finding mineralized material. This includes a determination by our consultant if the claim contains reserves. We have not selected a consultant as of the date of this report and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

     In addition, we may not have enough money to complete our exploration of the claim. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and can’t raise it, we will have to suspend or cease operations.

     We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

     The claim is undeveloped raw land. Exploration and surveying have not been initiated and will not be initiated until we raise money in from our public offering. That is because we do not have money to start exploration. Once our public offering is concluded, we intend to start exploration operations. To our knowledge, the claim has never been mined. The only event that has occurred is the recording of the claim by Larry Sostad in the name of Multi Metal Mining Corp. and a physical examination of the claim by Yuan Kun Deng, our sole officer and director. The registration of the claim was included in the $6,500 paid to Mr. Sostad. No additional payments were made or are due to Mr. Sostad or Multi Metal Mining Corp. for their services. The claims were recorded in Multi Metal Mining Corp. in order to simplify possible reconveyances of the claims to the former record owners and to the Bureau of Land Management should mineralized material not be discovered on the claim. Since Mr. Deng is a resident of the People’s Republic of China, the ability to obtain an acknowledged reconveyances (notarized) in compliance with U.S. law is very limited. To eliminate the problems related with the foregoing, we elected to have the claims recorded in Multi Metal Mining Corp.’s name. Multi Metal Mining Corp. is owned by Mr. Sostad. On October 17, 2008, Multi Metal Mining Corp. executed a trust agreement acknowledging that it holds the claim in trust for us. In the event that Multi Metal Mining Corp. transfers title to a third party, the trust agreement will be used as evidence that he breached the terms thereof as well as breaching its fiduciary duty to us. Under the terms of the trust agreement, we have the responsibility to keep the claims in good standing in terms of filing and work and all other requirements. Originally, the trust agreement was executed by Mr. Sostad individually, however, we discovered the claim was registered in the name of Multi Metal Mining Corp. a corporation owned by Mr. Sostad. We determined that the trust agreement would have to be executed by the record owner of the claim, Multi Metal Mining Corp. On October 17, 2008, a new the trust agreement was executed to specifically state that Multi Metal Mining Corp. was the record holder of the claim; that it held the claim in trust for us; that the law of the situs of the claim, the law of Nevada, would govern the terms of the trust agreement; that the parties to the trust agreement consented to personal jurisdiction in the state of Nevada; that Multi Metal Mining Corp. will not transfer its interest to anyone other than us; that Multi Metal Mining Corp. will only transfer title to the claim to us; that Multi Metal Mining Corp. will not demand payment for the claim when it transfers the same to us; that Multi Metal Mining Corp. does not have the right to sell or transfer the interest in and to the claim to anyone but us; that Multi Metal Mining Corp. does not have the right to profit from the transfer of the claim if mineralized material is found on the claim; and, that Multi Metal Mining Corp. must transfer title to the claim to us without payment of any kind, upon our demand, whether mineralized material is found on the claim or not. The trust agreement, under Nevada law, will have the effects described above with respect to the obligations and duties of Multi Metal Mining Corp.

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining claim may or may not be located on our claim.

     We do not claim to have any minerals or reserves whatsoever at this time on the claim.

     We intend to implement an exploration program which consists of trenching and core sampling. Trenching is the process of removing samples from the surface and immediately below the surface fo the ground. Core sampling is the process of drilling holes to a depth of up to 100 feet in order to extract a samples of earth. Mr. Deng, after confirming with our consultant, will determine where drilling will occur on the claim. Mr. Deng will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the claim. Based upon the tests of the core samples, we will determine we will terminate operations; proceed with additional exploration of the claim; or develop the claim. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Reno, Nevada We have not selected any of the foregoing as of the date of this report. We will only make the selections in the event we raise the minimum amount of this offering.

     We do not intend to interest other companies in the claim if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the claim if we do not find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this report, we have no plans to raise additional funds other than the funds being raised in this public offering. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

     We don’t intend to hire additional employees at this time. All of the work on the claim will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

The following are our milestones:

1.

0-90 days after completion of the offering, retain our consultant to manage the exploration of the claim. Cost - up to $5,000. Time of retention 0-90 days. To carry out this milestone, we must hire a consultant. There are a number of mining consultants located in Reno, Nevada that we intend to interview.

2.

90-180 days after completion of the offering. - Surveying, Trenching, Sampling, and Core Drilling. We will survey the claim. Surveying will cost up to $7,500. Trenching will cost up to 10,500.  Trenching will used to accumulates samples from the surface and just below the surface. Core drilling will cost up to $29,350. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling we be subcontracted to non-affiliated third parties. Time to conduct the core drilling - 90 days. The driller will be retained by our consultant.

3.

180-210 days after completion of the offering. Have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $3,000 to analyze the core samples and will take 30 days. Delivery of the samples to the independent third party is necessary to carry out this milestone.

     The cost of the subcontractors is included in cost of the exploration services to be performed as set forth in the Use of Proceeds section and the Business section. All funds for the foregoing activities will be obtained from this public offering.

Limited Operating History; Need for Additional Capital

     There is limited historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we conduct into the research and exploration of the claim before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from this offering, whether it be the minimum amount or the maximum amount, will allow us to operate for one year.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

     To meet our need for cash we are attempting to raise money from this offering. We cannot guarantee that we will be able to raise enough money through this offering to stay in business. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from this offering to complete our exploration of the claim, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     Mr. Deng, our sole officer and director has agreed to advance funds as needed until the public offering is completed or failed and has agreed to pay the cost of reclamation of the claim should mineralized material not be found thereon. There is one agreement evidencing both events. The foregoing agreement is oral, there is nothing in writing to evidence the same. While Mr. Deng has agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for the same. Accordingly, we will have no right of action against Mr. Deng should he not advance the funds we need until the public offering is completed or failed or Mr. Deng does not advance the cost of reclamation of the claim should mineralized material not be found thereon. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and can’t raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Whether we raise the minimum amount or maximum amount, it will last a year. Other than as described in this paragraph, we have no other financing plans.

     We have the right to explore one claim containing one twenty acre claim. We will begin our exploration plan upon completion of this offering. We expect to start exploration operations, weather permitting, within 90 days of completing this offering. As of the date of this report we have yet to begun operations and therefore we have yet to generate any revenues.

     Since inception, we have issued 10,000,000 shares of our common stock and received $20,000.

     We issued 10,000,000 shares of common stock to our sole officer and director pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $20,000.00. This was accounted for as an acquisition of shares. Mr. Deng covered our initial expenses of $1,426 including incorporation, accounting and legal fees and for registering the claim, all of which was paid directly to Mr. Sostad. The amount owed to Mr. Deng is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Deng is oral and there is no written document evidencing the agreement.

     As of November 30, 2008, our total assets were $4,625 and our total liabilities were $30,282.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On November 14, 2008, our Form S-1 registration statement (SEC file no. 333-152619) was declared effective by the SEC. Pursuant to the S-1, we offered 1,000,000 shares minimum, 2,000,000 shares maximum at an offering price of $0.05 per share in a direct public offering, without any involvement of underwriters or broker-dealers. We have not accepted any subscriptions formally but continue efforts to raise the minimum offering.

ITEM 6.       EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of January, 2009.

EARTH DRAGON RESOURCES INC.

BY:	YUAN KUN DENG
Yuan Kun Deng
President, President, Principal Executive Officer,
Principal Accounting Officer, Principal Financial
Officer, Secretary/Treasurer and sole member of
the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.