Form 10-Q
period 2009-02-28
EARTH DRAGON RESOURCES INC.
filed 2009-04-20
CIK 1441247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   333-152619

EARTH DRAGON RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

12F, World Trade Centre, No. 25 Tongxing Street
Zhongshan District
Dalian, China 116001
(Address of principal executive offices, including zip code.)

011-86-130-798-88886
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.     YES [X]   NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [X]   NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,690,000 as of April 17, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	February 28,	May 31,
	2009	2008
ASSETS	(Unaudited)
Current Assets
Cash	$47,666	$14,834
Prepaid expenses	2,000	-
Total Current Assets	49,666	14,834
Mining property acquisition costs, less reserve for
impairment of $6,500	-	-
Total Assets	$49,666	$14,834

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable and Accrued liabilities	$1,626	$7,800
Due to related party	2,705	1,426
Total current liabilities	4,331	9,226
Stockholder's Equity (Deficiency)
Common stock, $0.0001 par value;
authorized 75,000,000 shares,
issued and outstanding 11,960,000 and 10,000,000 shares, respectively	1,196	1,000
Additional paid-in capital	116,804	19,000
Deficit accumulated during
the exploration stage	(72,665)	(14,392)
Total stockholder's equity (deficiency)	45,335	5,608
Total Liabilities and Stockholder's Equity (Deficiency)	$49,666	$14,834

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

			Period
			October 23,
	For the three	For the nine	2007
	months ended	months ended	(Inception) to
	February 28,	February 28,	February 28,
	2009	2009	2009

Revenue	$-	$-	$-

Cost and expenses
Impairment of mining property acquisition costs	-	-	6,500
General and administrative expenses	27,008	58,273	66,165
Total Costs and Expenses	27,008	58,273	72,665
Net Loss	$(27,008)	$(58,273)	$(72,665)

Net Loss per share
Basic and diluted	$10.00	$10.00

Number of common shares used to compute loss per share
Basic and Diluted	11,960,000	11,960,000

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Stockholder's Equity (Deficiency)
For the period October 23, 2007 (Inception) to February 28, 2009
(Expressed in US Dollars)

Deficit
Accumulated	Total
Common Stock, $0.0001	Additional	During the	Stockholder’s
Par Value	Paid-in	Exploration	Equity
Shares	Amount	Capital	Stage	(Deficiency)
Common stock issued for cash
-	January 31, 2008 at $0.002 per share	10,000,000	$1,000	$19,000	$-	$20,000
Net loss for the period October 23,
2007 (inception) to May 31, 2008	-	-	-	(14,392)	(14,392)
Balance, May 31, 2008	10,000,000	1,000	19,000	(14,392)	5,608
Unaudited:
Common stock sold on January 31, 2009
at $0.05 per share	1,960,000	196	97,804	-	98,000
Net Loss for the nine months
ended February 28, 2009	-	-	-	(58,273)	(58,273)
Balance, February 28, 2009	11,960,000	$1,196	$116,804	$(72,665)	$45,335

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

		Period
		October 23,
	For the nine	2007
	months ended	(Inception) to
	February 28,	February 28,
	2009	2009

Cash Flows from Operating Activities
Net loss	$(58,273)	$(72,665)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of mining property acquisition costs	-	6,500
Changes in operating assets and liabilities
Prepaid expenses	(2,000)	(2,000)
Accounts payable and accrued liabilities	(6,174)	1,626
Net cash provided by (used for) operating activities	(66,447)	(66,539)

Cash Flows from Investing Activities
Mineral property acquisition	-	(6,500)
Net cash provided by (used for) investing activities	-	(6,500)

Cash Flows from Financing Activities
Proceeds from sales of common stock	98,000	118,000
Due to related party	1,279	2,705
Net cash provided by (used for) financing activities	99,279	120,705

Increase (decrease) in cash	32,832	47,666
Cash, beginning of period	14,834	-

Cash, end of period	$47,666	$47,666

Supplemental Disclosures of Cash Flows Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009
(Expressed in US Dollars)
(Unaudited)

1.	Nature of Operations

Earth Dragon Resources, Inc. (the “Company”) was incorporated in the State of Nevada on October 23, 2007. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company has acquired a mineral property located in the State of Nevada, U.S.A., and has not yet determined whether this property contains reserves that are economically recoverable.

2.	Interim Financial Information

The unaudited financial statements as of February 28, 2009 and for the three and nine months then ended and for the period October 23, 2007 (inception) to February 28, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of February 28, 2009 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended February 28, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending May 31, 2009. The balance sheet at May 31, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period October 23, 2007 (inception) to February 28, 2009 as included in our Form S-1/A filed with the Securities and Exchange Commission on October 31, 2008.

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

The $2,705 amount due to related party at February 28, 2009 is due the chief executive officer of the Company, is non-interest bearing, and is due on demand.

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009
(Expressed in US Dollars)
(Unaudited)

5.	Common Stock

On January 31, 2008, the Company issued 10,000,000 shares of common stock to its chief executive officer for total cash proceeds of $20,000.

On January 31, 2009, the Company closed on the sale of a total of 1,960,000 shares in its public offering at $0.05 per share for total cash proceeds of $98,000.

At February 28, 2009, there are no outstanding stock options or warrants.

6.	Income Taxes

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

		Period from
		October 23,
	For the nine	2007 (Date of
	months ended	Inception) to
	February 28,	February 28,
	2009	2009
Expected tax at 35%	$(20,396)	$(25,433)
Increase in valuation allowance	20,396	25,433
Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	February 28,	May 31,
	2009	2008
Net operating loss carryforword	$25,433	$5,037
Valuation allowance	(25,433)	(5,037)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $25,433 at February 28, 2009 attributable to the future utilization of the net operating loss carryforward of $72,665 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $72,665 net operating loss carryforward expires $14,392 in year 2028, and $58,273 in year 2029.

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

We intend to implement an exploration program which consists of trenching and core sampling. Trenching is the process of removing samples from the surface and immediately below the surface fo the ground.  Core sampling is the process of drilling holes to a depth of up to 100 feet in order to extract a samples of earth. Mr. Deng, after confirming with our consultant, will determine where drilling will occur on the claim. Mr. Deng will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the claim. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the claim; or develop the claim. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Reno, Nevada.  We have not selected any of the foregoing as of the date of this report. We will only make the selections in the event we raise the minimum amount of this offering.

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

Milestones

The following are our milestones:

1.
In January 2009, we retained our consultant to manage the exploration of the claim. Cost - up to $5,000. Time of retention 0-90 days. To carry out this milestone, we must hire a consultant. There are a number of mining consultants located in Reno, Nevada that we intend to interview.  (COMPLETED).

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

As of February 28, 2009, our total assets were $49,666 and our total liabilities were $4,331.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal  Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.

On November 14, 2008, our Form S-1 registration statement (SEC file no. 333-152619) was declared effective by the SEC.  Pursuant to the S-1, we offered 1,000,000 shares minimum, 2,000,000 shares maximum at an offering price of $0.05 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  On January 1, 2009, we completed our public offering and raised $98,000 by selling 1,960,000 shares of common stock at an offering price of $0.05 per share.  Since completing our public offering, we have used $41,138 of the $98,000 proceeds as follows: legal fees of $24,282; audit fees of $6,856; and transfer agent fees of $10,000.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of
April, 2009.

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