Form 10-K
period 2009-05-31
EARTH DRAGON RESOURCES INC.
filed 2009-08-25
CIK 1441247

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2009

Commission File Number:   333-152619

EARTH DRAGON RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

12F, World Trade Centre, No. 25 Tongxing Street
Zhongshan District
Dalian, China 116001
 (Address of principal executive offices, including zip code.)

011-86-130-798-88886
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or 15(d) of the Act: Yes [X]     No [   ]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.   Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X]     No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 20, 2009: $0.00.

PART I

ITEM 1.          BUSINESS.

General

We were incorporated in the State of Nevada on October 23, 2007. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search from mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one claim. We maintain our statutory registered agent’s office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office is located at 12F, World Trade Centre, No. 25 Tongxing Street, Zhongshan District, Dalian, China 116001. This is our mailing address as well. Our telephone number is 011-86-130-798-88886.  This is Mr. Deng’s office.  We use this space on a rent free basis.

There is no assurance that a commercially viable mineral deposit exists on the claim and further exploration will be required before a final evaluation as to the economic feasibility is determined.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause our plans to change.

The fee simple title to the property is owned by the United States of America.  Mineral Property Services staked the land and obtained a claim from the BLM.  The claim is referred to as “Mountain Queen Lode Claim.”  We have the right to enter on the claim with our employees, representatives and agents, and to prospect, explore, test, develop, work and mine the claim.  We are not the registered owner of the Mountain Queen Lode Claim. The registered owner of the Mountain Queen Lode Claim is Multi Metal Mining Corp. who holds the claim in trust for us.

The claim is unencumbered and there are no competitive conditions which affect the claim. Further, there is no insurance covering the claim and we believe that no insurance is necessary since the claim is unimproved and contains no buildings or improvements.

To date we have not performed any work on the claim. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the claim until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Claim

The Mountain Queen Lode Claim is comprised of one located claim with an area of 20 acres located in the Goodsprings (Yellow Pine) Mining District situated within the southwestern corner of the State of Nevada, U.S.A. The Mountain Queen Lode Claim covers some former exploratory workings on an indicated mineral showing.  We are not the registered owner of the Mountain Queen Lode Claim. The registered owner of the Mountain Queen Lode Claim is Multi Metal Mining Corp. who holds the claim in trust for us.

MAP 1

MAP 2

Location and Access

The Mountain Queen Lode Claim was located on November 26, 2007 and filed on November 30, 2007 in the Clark County recorder’s office in Las Vegas as No. 3366, File 080, Page 0087 in the official records book No. Z0071130.

The Mountain Queen Lode Claim is located within Section 33, Township 58 East, Range 25 South, in the Yellow Pine Mining District of Clark County, Nevada.

Access from Las Vegas, Nevada to the Mountain Queen Claim is southward via Interstate Highway 15 for approximately 31 miles to within five miles past the town of Jean, Nevada, thence westerly for seven miles to the Mountain Queen Lode Claim which is north of the road.

History

There is no reported production from the Mountain Queen Lode Claim, however prospect pits within the confines of the Mountain Queen Lode Claim indicates former exploration of mineral zones.

Physiography, Climate, Vegetation and Water

The Mountain Queen Lode Claim is situated at the southern end of the Sheep Mountain Range, a north-south trending range of mountains with peaks reaching an elevation of 4,184 feet. The claim covers the southwesterly facing slopes of a northerly trending ridge including the valley therefrom.  The area is of a typically desert climate with relatively high temperatures and low precipitation. Vegetation consists mainly of desert shrubs and cactus. Sources of water would be available from valley wells.

Regional Geology

In the Yellow Pine district, the Spring Mountain Range in the west, and the Sheep Mountain Range in the east consist mainly of Paleozoic sediments which have undergone intense folding accompanied by faulting. A series of Carboniferous sediments consist largely of siliceous limestones and include strata of pure crystalline limestone and dolomite with occasional intercalated beds of fine grained sandstone. These strata have a general west to southwest dip of from 15 to 45 degrees which is occasionally disturbed by local folds. Igneous rocks are scarce and are represented chiefly by quartz-monzonite porphyry dikes and sills. The quartz-monzonite porphyry is intruded into these strata and is of post-Jurassic age, perhaps Tertiary.

Claim Geology

The Mountain Queen Lode Claim is indicated to be underlain by the Yellowstone Limestone Member of the Monte Cristo Limestone Formation in close proximity to a thrust fault.

Claim Mineralization

The mineralization on the Mountain Queen Lode Claim is reported to be a dolomitized breccia near the base of the Yellowpine Limestone Member. The mineralization is possibly of hydrozincite, calamine, and galena in addition to its oxidation products.

Supplies

Supplies and manpower are readily available for exploration of the claim.

Other

Other than our interest in the claim, we own no other property.

Our Proposed Exploration Program

Working with a $20,000 budget, we plan on doing trenching work with a back-hoe to expose bedrock.  Metal detecting, soil and rock chip sampling, and geological mapping will be done once the bedrock is exposed.  The object of this work will be to determine if there is an economically recoverable zinc resource on this claim.  All sample locations will be marked and mapped.  The initial phase of work will provide enough information to allow the company to decide whether or not to proceed to the next phase of exploration.

It will take us two to three weeks to complete the trenching and collect the samples.  Samples will be shipped to American Assay Labs of Reno Nevada, certified assayers.  It will take another two to three weeks to obtain results from the lab.  We will plot all sample locations on enlarged topo maps and provide GPS with these locations.  Thereafter we will begin core drilling.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The claim is undeveloped raw land. Exploration and surveying has not been initiated and will not be completed until we raise additional money. That is because we do not have money to complete exploration.

Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

We do not claim to have any minerals or reserves whatsoever at this time on any of the claim.

The costs of our work program were provided by Professional Engineer and Geologist, Laurence Sookochoff.  We have no relationship with Mr. Sookochoff. We will begin exploration activity in the spring of 2009.

We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success.  That is because we have a piece of raw land and we intend to look for a zinc ore body.  We may or may not find an ore body.  We have the right to prospect, explore, test, develop, work and mine the claim.  We hope we do, but it is impossible to predict the likelihood of such an event. In addition, the nature and direction of the exploration may change depending upon initial results.

We do not have any plan to take our company to revenue generation. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing.

The following is an outline of the estimated maximum costs of this first phase of exploration of this claim:

Consulting Services	$4,500
Survey	$5,000
Trenching & Sampling	$7,500
Analyzing Samples	$3,000

Competitive Factors

The zinc mining industry is fragmented, that is there are many, many zinc prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the claim. We will either find zinc on the claim or not. If we do not, we will cease or suspend operations. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the zinc mining market. Readily available zinc markets exist in the United States and around the world for the sale of zinc. Therefore, we will be able to sell any zinc that we are able to recover.

Rental Fee Requirement

The Federal government's Continuing Act of 2002 extends the requirement of rental or maintenance fees in place of assessment work for filing and holding mining claims with the BLM. All claimants must pay a yearly maintenance fee of $125 per claim for all or part of the mining claim assessment year. The fee must be paid at the State Office of the Bureau of Land Management by August 31, of each year. We have paid this fee through 2009. The assessment year ends on noon of September 1 of each year.  The initial maintenance fee is paid at the time the Notice of Location is filed with the BLM and covers the remainder of the assessment year in which the claim was located. There are no exemptions from the initial fee. Some claim holders may qualify for a Small Miner Exemption waiver of the maintenance fee for assessment years after the year in which the claim was located.  We do not qualify for a Small Miner Exemption.  The following sets forth the BLM fee schedule:

Fee Schedule (per claim)
Location Fee	$30.00
Maintenance Fee	$125.00
Service Charges	$10.00
Transfer Fee	$5.00
Proof of Labor	$5.00
Notice of Intent to Hold	$5.00
Transfer of Interest	$5.00
Amendment	$5.00
Petition for Deferment of Assessment Work	$25.00
Notice of Intent to Locate on Stock Raising Homestead land	$25.00

The BLM regulations provide for three types of operations on public lands: 1. Casual Use level, 2. Notice level and 3. Plan of Operation level.

1. Casual Use means activities ordinarily resulting in no or negligible disturbance of the public lands or resources. Casual Use operations involve simple prospecting with hand tools such as picks, shovels, and metal detectors. Small-scale mining devices such as dry washers having engines with less than 10 brake-horsepower are allowed, provided they are fed using only hand tools. Casual Use level operations are not required to file an application to conduct activities or post a financial guarantee.

2. Notice level operations include only exploration activities in which five or less acres of disturbance are proposed. Presently, all Notice Level operations require a written notice and must be bonded for all activities other than reclamation.

3. Plans of Operation activities include all mining and processing (regardless of the size of the proposed disturbance), plus all other activities exceeding five acres of proposed public land disturbance.

Operators are encouraged to conduct a thorough inventory of the claim to determine the full extent of any existing disturbance and to meet with field office personnel at the site before developing an estimate. The inventory should include photographs taken "before" and "after" any mining activity.

If an operator constructs access or uses an existing access way for an operation and would object to BLM blocking, removing, or claiming that access, then the operator must post a financial guarantee that covers the reclamation of the access.

Concurrence by the BLM for occupancy is required whenever residential occupancy is proposed or when fences, gates, or signs will be used to restrict public access or when structures that could be used for shelter are placed on a claim. It is the claimant's responsibility to prepare a complete notice or plan of operators.

Mining Claims On State Land

The Nevada law authorizing location of claims on State Lands was repealed in 1998. Acquisition of mineral rights on Nevada trust land can only be accomplished by application for a prospecting permit, mineral lease, or lease of common variety materials.

We will secure all necessary permits for exploration and, if development of the claim is warranted, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with all laws and will continue to comply with the laws in the future. We believe that compliance with the laws will not adversely affect our business operations.

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the claim.

We will secure all necessary permits for exploration and, if development is warranted on the claim, will file final plans of operation before we start any mining operations. At this point, a permit from the BLM would be required. Also, we would be required to comply with the laws of the state of Nevada and federal regulations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the claim. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in the State of Nevada is returning the surface to its previous condition upon abandonment of the claim. We will only be using "non-intrusive" exploration techniques and will not leave any indication that a sample was taken from the area.

We have not allocated any funds for the cost of reclamation of the claim. Yuan Kun Deng, our sole officer and director has agreed to advance funds as needed until the public offering is completed or failed and has agreed to pay the cost of reclamation of the claim should mineralized material not be found thereon.  There is one agreement evidencing both events.  The foregoing agreement is oral, there is nothing in writing to evidence the same. While Mr. Deng has agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for the same.  Accordingly, we will have no right of action against Mr. Deng should he not advance the funds we need until the public offering is completed or failed or Mr. Deng does not advance the cost of reclamation of the claim should mineralized material not be found thereon.

Subcontractors

We intend to use the services of a consultant who will supervise the subcontractors for manual labor exploration work on the claim.  We have not selected the consultant as of the date of this prospectus and will not do so until we have completed our public offering.

Employees and Employment Agreements

At present, we have no full-time employees. Our sole officer and director is a part-time employee devotes about 25% of his time or ten hours per week to our operation. Our sole officer and director does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officer and director. Our sole officer and director will handle our administrative duties. Because our sole officer and director is inexperienced with exploration, he will hire qualified persons to perform our exploration activities.

Claim Interests and Mining Claims in General

Mining claims are subject to the same risk of defective title that is common to all real property interests. Additionally, mining claims are self-initiated and self-maintained and therefore, possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from an examination of the public real estate records and, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of a patented mining claim is challenged by the BLM or the U.S. Forest Service on the grounds that mineralization has not been demonstrated, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Such a challenge might be raised when a patent application is submitted or when the government seeks to include the land in an area to be dedicated to another use.

Reclamation

We generally are required to mitigate long-term environmental impacts by stabilizing, contouring, resloping and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

Government Regulation

Mining operations and exploration activities are subject to various national, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will obtain the licenses, permits or other authorizations currently required to conduct our exploration program. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the Nevada and United States.

Our mineral exploration program is subject to the regulations of the Bureau of Land Management.  The prospecting on the claim is provided under the existing 1872 Mining Law and all permits for exploration and testing must be obtained through the local Bureau of Land Management (BLM) office of the Department of Interior. Obtaining permits for minimal disturbance as envisioned by this exploration program will require making the appropriate application and filing of the bond to cover the reclamation of the test areas. From time to time, an archeological clearance may need to be contracted to allow the testing program to proceed.

Environment Regulations

Our activities are subject to various federal and state laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. We intend to conduct business in a way that safeguards public health and the environment.  We will conduct our operational compliance with applicable laws and regulations.

Changes to current state or federal laws and regulations in Nevada, where we intend to operate could in the future require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

During 2009, there were no material environmental incidents or non-compliance with any applicable environmental regulations on the Mountain Queen Lode Claim.

Our Office

Our office is located at 12F, World Trade Centre, No. 25 Tongxing Street, Zhongshan District, Dalian, China 116001. This is our mailing address as well. Our telephone number is 011-86-130-798-88886.  This is Mr. Deng’s office.  We use this space on a rent free basis.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.	PROPERTIES.

The Mountain Queen Lode Claim was located on November 26, 2007 and filed on November 30, 2007 in the Clark County recorder’s office in Las Vegas as No. 3366, File 080, Page 0087 in the official records book No. Z0071130.

The Mountain Queen Lode Claim is located within Section 33, Township 58 East, Range 25 South, in the Yellow Pine Mining District of Clark County, Nevada.

Access from Las Vegas, Nevada to the Mountain Queen Claim is southward via Interstate Highway 15 for approximately 31 miles to within five miles past the town of Jean, Nevada, thence westerly for seven miles to the Mountain Queen Lode Claim which is north of the road.

ITEM 3.	LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock was listed for trading on the Bulletin Board operated the Financial Industry Regulatory Authority (FINRA) on April 15, 2009 under the symbol “EARH.”  There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter: 3/1/09 to 5/31/09	$0	$0
Third Quarter: 12/1/08 to 2/28/09	$0	$0
Second Quarter: 9/1/08 to 11/30/08	$0	$0
First Quarter: 6/1/08 to 8/30/08	$0	$0

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter: 3/1/08 to 5/31/08	$0	$0
Third Quarter: 12/1/07 to 2/28/08	$0	$0
Second Quarter: 9/1/07 to 11/30/07	$0	$0
First Quarter: 6/1/07 to 8/30/07	$0	$0

Holders

On July 27, 2009, we had 27 shareholders of record of our common stock.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as id and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Status of Our Public Offering

On November 14, 2008, our Form S-1 registration statement (SEC file no. 333-152619) was declared effective by the SEC.  Pursuant to the S-1, we offered 1,000,000 shares minimum, 2,000,000 shares maximum at an offering price of $0.05 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  On January 1, 2009, we completed our public offering and raised $98,000 by selling 1,960,000 shares of common stock at an offering price of $0.05 per share.  Since completing our public offering, we have used $55,954 of the $98,000 proceeds as follows: legal fees of $31,078; audit fees of $14,426; and transfer agent fees of $10,450.

ITEM 6.          SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This section of this annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

The claim is undeveloped raw land. To our knowledge, the claim has never been mined. The only event that has occurred is the recording of the claim by Larry Sostad in the name of Multi Metal Mining Corp., a physical examination of the claim by Yuan Kun Deng, our sole officer and director, and retaining our consultant to manage the exploration of the claim. The registration of the claim was included in the $6,500 paid to Mr. Sostad. No additional payments were made or are due to Mr. Sostad or Multi Metal Mining Corp. for their services.  The claims were recorded in Multi Metal Mining Corp. in order to simplify possible reconveyances of the claims to the former record owners and to the Bureau of Land Management should mineralized material not be discovered on the claim.  Since Mr. Deng is a resident of the People’s Republic of China, the ability to obtain an acknowledged reconveyances (notarized) in compliance with U.S. law is very limited.  To eliminate the problems related with the foregoing, we elected to have the claims recorded in Multi Metal Mining Corp.’s name.  Multi Metal Mining Corp. is owned by Mr. Sostad.  On October 17, 2008, Multi Metal Mining Corp. executed a trust agreement acknowledging that it holds the claim in trust for us.  In the event that Multi Metal Mining Corp. transfers title to a third party, the trust agreement will be used as evidence that he breached the terms thereof as well as breaching its fiduciary duty to us.  Under the terms of the trust agreement, we have the responsibility to keep the claims in good standing in terms of filing and work and all other requirements.  Originally, the trust agreement was executed by Mr. Sostad, individually, however, we discovered the claim was registered in the name of Multi Metal Mining Corp. a corporation owned by Mr. Sostad.  We determined that the trust agreement would have to be executed by the record owner of the claim, Multi Metal Mining Corp.  On October 17, 2008, a new the trust agreement was executed to specifically state that Multi Metal Mining Corp. was the record holder of the claim; that it held the claim in trust for us; that the law of the situs of the claim, the law of Nevada, would govern the terms of the trust agreement; that the parties to the trust agreement consented to personal jurisdiction in the state of Nevada; that Multi Metal Mining Corp. will not transfer its interest to anyone other than us; that Multi Metal Mining Corp. will only transfer title to the claim to us; that Multi Metal Mining Corp. will not demand payment for the claim when it transfers the same to us; that Multi Metal Mining Corp. does not have the right to sell or transfer the interest in and to the claim to anyone but us; that Multi Metal Mining Corp. does not have the right to profit from the transfer of the claim if mineralized material is found on the claim; and, that Multi Metal Mining Corp. must transfer title to the claim to us without payment of any kind, upon our demand,  whether mineralized material is found on the claim or not.  The trust agreement, under Nevada law, will have the effects described above with respect to the obligations and duties of Multi Metal Mining Corp.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining claim may or may not be located on our claim.

We do not claim to have any minerals or reserves whatsoever at this time on the claim.

We intend to implement an exploration program which consists of trenching. Trenching is the process of removing samples from the surface and immediately below the surface to the ground. Mr. Deng will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the claim. Based upon the tests of samples, we will determine if we will terminate operations; proceed with additional exploration of the claim; or develop the claim. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Reno, Nevada.  We have not selected any of the foregoing as of the date of this report.

We do not intend to interest other companies in the claim if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the claim if we do not find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this report, we have no plans to raise additional funds. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

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

Results of Operations

From Inception October 23, 2007 to May 31, 2009

In January 2009, we retained our consultant to manage the exploration of the claim. Cost - up to $4,500. Time of retention 0-90 days.

Milestones

The following are our milestones:

1.
90-180 days - Surveying, Trenching and Sampling.  We will survey the claim.  Surveying will cost up to $5,000.  Trenching and sampling will cost up to $7,500. Trenching will used to accumulate samples from the surface and just below the surface.  Our activities will be subcontracted to non-affiliated third parties.  Time to conduct trenching and sampling - 90 days.

2.
180-210 days- Have an independent third party analyze the samples from the trenching to determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $3,000 to analyze the samples and will take 30 days. Delivery of the samples to the independent third party is necessary to carry out this milestone.

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

To become profitable and competitive, we conduct into the research and exploration of the claim before we start production of any minerals we may find. We believe that we have the funds that will allow us to operate for one year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

We have the right to explore one claim containing one twenty acre claim. We will begin our exploration soon.

Since inception, we have issued 11,960,000 shares of our common stock and received $118,000.

As of May 31, 2009, our total assets were $30,398 and our total liabilities were $10,957.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

EARTH DRAGON RESOURCES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Earth Dragon Resources Inc.

I have audited the accompanying balance sheets of Earth Dragon Resources Inc. (the Company), an exploration stage company, as of May 31, 2009 and 2008 and the related statements of operations, stockholders’ equity, and cash flows for the year ended May 31, 2009, for the period October 23, 2007 (inception) to May 31, 2008, and for the  period October 23, 2007 (inception) to May 31, 2009. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Dragon Resources Inc., an exploration stage company, as of May 31, 2009 and 2008 and the results of its operations and its cash flows for the year ended May 31, 2009, for the period October 23, 2007 (inception) to May 31, 2008, and for the period October 23, 2007 (inception) to May 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MICHAEL T. STUDER CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York
August 4, 2009

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	May 31,	May 31,
	2009	2008
ASSETS
Current Assets
Cash	$30,398	$14,834
Total Current Assets	30,398	14,834
Mining property acquisition costs, less reserve for
impairment of $6,500	-	-
Total Assets	$30,398	$14,834

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Account payable and accrued liabilities	$8,252	$7,800
Due to related party	2,705	1,426
Total current liabilities	10,957	9,226
Stockholders' Equity
Common stock, $0.0001 par value;
authorized 75,000,000 shares, issued and outstanding
11,960,000 and 10,000,000 shares, respectively	1,196	1,000
Additional paid-in capital	116,804	19,000
Deficit accumulated during
the exploration stage	(98,559)	(14,392)
Total stockholders' equity	19,441	5,608
Total Liabilities and Stockholders' Equity	$30,398	$14,834

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)

		Period	Period
		October 23,	October 23,
		2007	2007
	Year Ended	(inception)	(Inception) to
	May 31,	to May 31,	May 31,
	2009	2008	2009

Revenue	$-	$-	$-

Cost and expenses
Impairment of mining property acquisition costs	-	6,500	6,500
General and administrative expenses	84,167	7,892	92,059
Total Costs and Expenses	84,167	14,392	98,559
Net Loss	$(84,167)	$(14,392)	$(98,559)

Net Loss per share
Basic and diluted	$(0.01)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	10,644,384	5,475,113

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity
For the period October 23, 2007 (Inception) to May 31, 2009
(Expressed in US Dollars)

				Deficit
				Accumulated
	Common Stock, $0.0001		Additional	During the	Total
	Par Value		Paid-in	Exploration	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common stock issued for cash
on January 31, 2008 at $0.002 per share	10,000,000	$1,000	$19,000	$-	$20,000
Net loss for the period October 23,
2007 (inception) to May 31, 2008	-	-	-	(14,392)	(14,392)
Balance, May 31, 2008	10,000,000	1,000	19,000	(14,392)	5,608
Common stock sold on
January 31, 2009 at $0.05 per share	1,960,000	196	97,804	-	98,000
Net loss	-	-	-	(84,167)	(84,167)
Balance, May 31, 2009	11,960,000	$1,196	$116,804	$(98,559)	$19,441

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

		Period	Period
		October 23,	October 23,
		2007	2007
	Year Ended	(inception)	(Inception) to
	May 31,	to May 31,	May 31,
	2009	2008	2009

Cash Flows from Operating Activities
Net loss	$(84,167)	$(14,392)	$(98,559)
Adjustments to reconcile net loss to net cash			-
used for operating activities:			-
Impairment of mining property acquisition costs	-	6,500	6,500
Changes in operating assets and liabilities			-
Accounts payable and accrued liabilities	452	7,800	8,252
Net cash provided by (used for) operating activities	(83,715)	(92)	(83,807)

Cash Flows from Investing Activities
Mineral property acquisition	-	(6,500)	(6,500)
Net cash provided by (used for) investing activities	-	(6,500)	(6,500)

Cash Flows from Financing Activities
Proceeds from sale of common stock	98,000	20,000	118,000
Due to related party	1,279	1,426	2,705
Net cash provided by (used for) financing activities	99,279	21,426	120,705

Increase (decrease) in cash	15,564	14,834	30,398
Cash, beginning of period	14,834	-	-

Cash, end of period	$30,398	$14,834	$30,398

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2009
(Expressed in US Dollars)

1.   Organization and Business Operations

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

2.   Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of May 31, 2009, the Company had cash of $30,398 and stockholders’ equity of $19,441. Further, the Company had a net loss from October 23, 2007 (inception) to May 31, 2009 of $98,559. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Mining Property Costs

The Company is in the exploration stage since its incorporation and inception on October 24, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mining property acquisition costs are capitalized and are charged to operations as the value is impaired. Exploration costs are expensed until proven and probable reserves are established. When it has been determined that a mining property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2009
(Expressed in US Dollars)

2.   Summary of Significant Accounting Policies, continued

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities, and due to related party, approximate their fair values because of the short maturity of these instruments. The Company’s operations are in Canada and some of its assets and liabilities give rise to exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to a plan of action based on the then known facts.

Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2009
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies, continued

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS Nos. 123 and 123R. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

3.	Mineral Property

In December 2007, we acquired the right to conduct exploration activities on the Mountain Queen Lode Mining Claim, located in Clark County, Nevada, U.S.A., at a cost of $6,500. The Claim Number is NMC#980946, which expires September 1, 2009. The property is in the name of Multi Metal Mining Corp. and held by it in trust for the Company.

In March 2008, the Company received an evaluation report from a third party consulting firm recommending an exploration program with a total estimated cost of $88,000. Due to lack of working capital, the Company has not completed this program.

On May 31, 2008, the Company recorded a $6,500 provision for impairment of mining property acquisition costs.

4.   Due to Related Party

The $2,705 amount due to related party at May 31, 2009 is due the chief executive officer of the Company, is non-interest bearing, and is due on demand.

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2009
(Expressed in US Dollars)

5.	Common Stock

On January 31, 2008, the Company issued 10,000,000 shares of common stock to its chief executive officer for total cash proceeds of $20,000.

On January 31, 2009, the Company closed on the sale of a total of 1,960,000 shares of common stock in its public offering at a price of $0.05 per share for total cash proceeds of $98,000.

At May 31, 2009, there are no outstanding stock options or warrants.

6.	Income Taxes

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

		October 23,
		2007
		(Date of
	Year Ended	Inception) to
	May 31,	May 31,
	2009	2009

Expected tax at 35%	$(29,458)	$(34,496)

Increase in valuation allowance	29,458	34,496

Income tax provision	$–	$–

Significant components of the Company’s deferred income tax assets are as follows:

	May 31,	May 31,
	2009	2008

Net operating loss carryforward	$(34,496)	$(5,037)

Valuation allowance	34,496	5,037

Net deferred tax assets	$–	$–

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2009
(Expressed in US Dollars)

6.      Income Taxes, continued

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $34,496 at May 31, 2009 attributable to the future utilization of the net operating loss carryforward of $98,559 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $98,559 net operating loss carryforward expires $14,392 in year 2028 and $84,167 in year 2029.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to May 31, 2009, included in this report have been audited by Michael T. Studer CPA PC, as set forth in this annual report.

ITEM 9A.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of May 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our sole director will serve until her successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Yuan Kun Deng	55	president, principal executive officer, principal
12F World Trade Centre		accounting officer, principal financial officer,
No. 25 Tongxing Street		secretary, treasurer and sole member of the board of
Zhongshan District, Dalian		directors
Peoples Republic of China 116001

The person named above has held his offices/positions since our inception and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Yuan Kun Deng, President, Principal Executive Officer, and a member of the Board of Directors

Since October 23, 2007, our inception, Yuan Kun Deng has been our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer, and our sole member of the board of directors.  Since July 3, 2008, Yuan Kun Deng has been president, principal accounting officer, principal executive officer, principal financial officer, and a director of MulitPlayer Online Dragon Inc, a Nevada corporation, in the business of designing, hosting, and marketing collaborative internet search communications systems.  Since January 1983, Mr. Deng has been managing investments in real estate, securities, restaurants, agriculture, marine horticulture and retail outlets for himself and unrelated third parties.

Conflicts of Interest

There are no conflicts of interest.  Further, we have not established any policies to deal with possible future conflicts of interest.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Involvement in Certain Legal Proceedings

Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as an exhibit to this report.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as an exhibit to this report.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is filed as an exhibit to this report.

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.        EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three years through May 31, 2009, for our sole officer.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Summary Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Yuan Kun Deng	2009	0	0	0	0	0	0	0	0
President, Treasurer,	2008	0	0	0	0	0	0	0	0
Secretary	2007	0	0	0	0	0	0	0	0

We have not paid any salaries in 2009, and we do not anticipate paying any salaries at any time in 2009. We will not begin paying salaries until we have adequate funds to do so.

The following table sets forth the compensation paid by us from to our sole director for the year ending May 31, 2009.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

Director Compensation
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Yuan Kun Deng	0	0	0	0	0	0	0

Our director does not receive any compensation for serving as a member of the board of directors.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

We not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

As of the date hereof, we have not entered into employment contracts with our sole officer and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Owner	Shares	Ownership
Yuan Kun Deng [1]	10,000,000	83.61%
12F World Trade Centre
No. 25 Tongxing Street
Zhongshan District, Dalian
Peoples’ Republic of China 116001

All Officers and Directors as a Group	10,000,000	83.61%
(1 person)

[1]
The person named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Deng is the only “promoter” of our company.

Future sales by existing stockholders

A total of 10,000,000 shares of common stock were issued to our sole officer and director.  All of the shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There are fifty-two holders of record for our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In October 2007, we issued 10,000,000 shares of restricted common stock to Yuan Kun Deng, our president in consideration of $20,000.  Mr. Deng also caused the claim, comprised of one mining claim to be staked and registered in the name of Multi Metal Mining Corp. in consideration of $6,500.

Yuan Kun Deng, our president, has advanced $1,426 for our operations since inception. The advances are not evidenced by any written documentation. Mr. Deng has agreed to accept repayment when we have sufficient funds to do so. The advances by Mr. Deng are interest free.

We use approximately 10 square feet of office space at Mr. Deng’s office for our office on a rent free basis.

Mr. Deng is our only promoter. He has not received and will not receive anything of value from us, directly or indirectly in his capacity as a promoter.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$13,400	Michael T. Studer CPA PC
2008	$6,800	Michael T. Studer CPA PC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$0	Michael T. Studer CPA PC
2008	$0	Michael T. Studer CPA PC

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$0	Michael T. Studer CPA PC
2008	$0	Michael T. Studer CPA PC

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0	Michael T. Studer CPA PC
2008	$0	Michael T. Studer CPA PC

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	7/30/08	3.1

3.2	Bylaws.	S-1	7/30/08	3.2

4.1	Specimen Stock Certificate.	S-1	7/30/08	4.1

10.1	Trust Agreement.	S-1	7/30/08	10.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of August, 2009.

EARTH DRAGON RESOURCES INC.

BY:	YUAN KUN DENG
Yuan Kun Deng, President, Principal Accounting Officer, Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

YUAN KUN DENG	President, Principal Accounting Officer,	August 21, 2009
Yuan Kun Deng	Principal Executive Officer, Principal Financial
Officer, Secretary/Treasurer and a member of
the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	7/30/08	3.1

3.2	Bylaws.	S-1	7/30/08	3.2

4.1	Specimen Stock Certificate.	S-1	7/30/08	4.1

10.1	Trust Agreement.	S-1	7/30/08	10.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X