Form 10-Q
period 2009-11-30
EARTH DRAGON RESOURCES INC.
filed 2010-01-14
CIK 1441247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-53774

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
YES [X]     NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,960,000 as of January 13, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	November 30,	May 31,
	2009	2009
ASSETS	(Unaudited)
Current Assets
Cash	$18,971	$30,398
Total Current Assets	18,971	30,398
Mining property acquisition costs, less reserve for
impairment of $6,500	-	-
Total Assets	$18,971	$30,398

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Account payable and accrued liabilities	$1,632	$8,252
Due to related party	3,105	2,705
Total current liabilities	4,737	10,957
Stockholders' Equity
Common stock, $0.0001 par value;
authorized 75,000,000 shares,
issued and outstanding 11,960,000 and 11,960,000 shares, respectively	1,196	1,196
Additional paid-in capital	116,804	116,804
Deficit accumulated during
the exploration stage	(103,766)	(98,559)
Total stockholders' equity	14,234	19,441
Total Liabilities and Stockholders' Equity	$18,971	$30,398

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three	Three	Six	Six	Period October
	months	months	months	months	23, 2007
	Ended	Ended	Ended	Ended	(Inception) to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Cost and expenses
Impairment of mining property acquisition costs	-	-	-	-	6,500
General and administrative expenses	2,071	11,146	5,207	31,265	97,266
Total Costs and Expenses	2,071	11,146	5,207	31,265	103,766
Net Loss	$(2,071)	$(11,146)	$(5,207)	$(31,265)	$(103,766)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	11,960,000	10,000,000	11,960,000	10,000,000

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity
For the period October 23, 2007 (Inception) to November 30, 2009
(Expressed in US Dollars)

	Common Stock, $0.0001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity
	Shares	Amount
Common stock issued for cash
on January 31, 2008 at $0.002 per share	$10,000,000	$1,000	$19,000	$-	$20,000
Net loss for the period October 23,
2007 (inception) to May 31, 2008	-	-	-	(14,392)	(14,392)
Balance, May 31, 2008	10,000,000	1,000	19,000	(14,392)	5,608
Common stock sold on
January 31, 2009 at $0.05 per share	1,960,000	196	97,804	-	98,000
Net loss	-	-	-	(84,167)	(84,167)
Balance, May 31, 2009	11,960,000	1,196	116,804	(98,559)	19,441
Unaudited:
Net loss for the six months
ended November 30, 2009	-	-	-	(5,207)	(5,207)
Balance, November 30, 2009	$11,960,000	$1,196	$116,804	$(103,766)	$14,234

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Six months Ended November 30, 2009	Six months Ended November 30, 2008	Period October 23, 2007 (Inception) to November 30, 2009
Cash Flows from Operating Activities
Net loss	$(5,207)	$(31,265)	$(103,766)
Adjustments to reconcile net loss to net cash			-
used for operating activities:			-
Impairment of mining property acquisition costs	-	-	6,500
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(6,620)	(5,800)	1,632
Net cash provided by (used for) operating activities	(11,827)	(37,065)	(95,634)
Cash Flows from Investing Activities
Mineral property acquisition	-	-	(6,500)
Net cash provided by (used for) investing activities	-	-	(6,500)
Cash Flows from Financing Activities
Proceeds from sale of common stock	-	-	118,000
Due to related party	400	26,856	3,105
Net cash provided by (used for) financing activities	400	26,856	121,105
Increase (decrease) in cash	(11,427)	(10,209)	18,971
Cash, beginning of period	30,398	14,834	-
Cash, end of period	$18,971	$4,625	$18,971

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009
(Expressed in US Dollars)
(Unaudited)

1.   Nature of Operations

Earth Dragon Resources, Inc. (the “Company”) was incorporated in the State of Nevada on October 23, 2007. The Company is an Exploration Stage Company as defined in Accounting Standards Codification ("ASC") 915, “Development Stage Entities”. The Company has acquired a mineral property located in the State of Nevada, U.S.A., and has not yet determined whether this property contains reserves that are economically recoverable.

2.   Interim Financial Information

The unaudited financial statements as of November 30, 2009 and for the three and six months ended November 30, 2009 and 2008 and for the period October 23, 2007 (inception) to November 30, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of November 30, 2009 and the results of operations and cash flows for the periods ended November 30, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended November 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending May 31, 2010. The balance sheet at May 31, 2009 has been derived from the audited financial statements at that date.

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
November 30, 2009
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

4.   Due to Related Party

The $3,105 amount due to related party at November 30, 2009 ($2,705 at May 31, 2009) is due the chief executive officer of the Company, is non-interest bearing, and is due on demand.

5.   Common Stock

On January 31, 2008, the Company issued 10,000,000 shares of common stock to its chief executive officer for total cash proceeds of $20,000.

On January 31, 2009, the Company closed on the sale of a total of 1,960,000 shares in its public offering at a price of $0.05 per share for total cash proceeds of $98,000.

At November 30, 2009, there are no outstanding stock options or warrants.

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009
(Expressed in US Dollars)
(Unaudited)

6.   Income Taxes

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

			Period from
	For the six months ended		October 23, 2007
	November 30		(Date of Inception) to
	2009	2008	November 30, 2009
Expected tax at 35%	$(1,822)	$(10,943)	$(36,318)
Increase in valuation allowance	1,822	10,943	36,318
Income tax provision	$-	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	November 30, 2009	May 31, 2009
Net operating loss carryforward	$36,318	$34,496
Valuation allowances	(36,318)	(34,496)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $36,318 at November 30, 2009 attributable to the future utilization of the net operating loss carryforward of $103,766 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $103,766 net operating loss carryforward expires $14,392 in year 2028, $84,167 in year 2029 and $5,207 in year 2010.

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

Results of Operations

From Inception October 23, 2007 to November 30, 2009

In January 2009, we retained our consultant to manage the exploration of the claim. Cost was $4,500. Time of retention was six days.

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

As of November 30, 2009, our total assets were $18,971 and our total liabilities were $4,737.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

On November 14, 2008, our Form S-1 registration statement (SEC file no. 333-152619) was declared effective by the SEC.  Pursuant to the S-1, we offered 1,000,000 shares minimum, 2,000,000 shares maximum at an offering price of $0.05 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  On January 1, 2009, we completed our public offering and raised $98,000 by selling 1,960,000 shares of common stock at an offering price of $0.05 per share.  Since completing our public offering, we have used $61,077 of the $98,000 proceeds as follows: legal fees of $ 31,078; audit fees of $17,924; and transfer agent fees of $12,075.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of January, 2010.

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