Form 10-Q
period 2010-02-28
EARTH DRAGON RESOURCES INC.
filed 2010-04-14
CIK 1441247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-53774

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
YES [X]     NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,960,000 as of April 13, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	February 28,	May 31,
	2010	2009
ASSETS	(Unaudited)
Current Assets
Cash	$18,936	$30,398
Total Current Assets	18,936	30,398
Mining property acquisition costs, less reserve for
impairment of $6,500	-	-
Total Assets	$18,936	$30,398

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Account payable and accrued liabilities	$2,031	$8,252
Due to related party	6,604	2,705
Total current liabilities	8,635	10,957
Stockholders' Equity
Common stock, $0.0001 par value;
authorized 75,000,000 shares,
issued and outstanding 11,960,000 and 11,960,000 shares, respectively	1,196	1,196
Additional paid-in capital	116,804	116,804
Deficit accumulated during
the exploration stage	(107,699)	(98,559)
Total stockholders' equity	10,301	19,441
Total Liabilities and Stockholders' Equity	$18,936	$30,398

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

					Period
					October
	Three months	Three months	Nine months	Nine months	23, 2007
	Ended	Ended	Ended	Ended	(Inception) to
	February 28,	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Cost and expenses
Impairment of mining property
acquisition costs	-	-	-	-	6,500
General and administrative expenses	3,933	27,008	9,140	58,273	101,199
Total Costs and Expenses	3,933	27,008	9,140	58,273	107,699
Net Loss	$(3,933)	$(27,008)	$(9,140)	$(58,273)	$(107,699)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	11,960,000	11,960,000	11,960,000	11,960,000

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity
For the period October 23, 2007 (Inception) to February 28, 2010
(Expressed in US Dollars)

				Deficit
				Accumulated
	Common Stock,		Additional	During the	Total
	$0.0001 Par Value		Paid-in	Exploration	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common stock issued for cash
on January 31, 2008 at $0.002
per share	10,000,000	$1,000	$19,000	$-	$20,000
Net loss for the period October 23,
2007 (inception) to May 31, 2008	-	-	-	(14,392)	(14,392)
Balance, May 31, 2008	10,000,000	1,000	19,000	(14,392)	5,608
Common stock sold on
January 31, 2009 at $0.05 per share	1,960,000	196	97,804	-	98,000
Net loss	-	-	-	(84,167)	(84,167)
Balance, May 31, 2009	11,960,000	1,196	116,804	(98,559)	19,441
Unaudited:
Net loss for the nine months
ended February 28, 2010	-	-	-	(9,140)	(9,140)
Balance, February 28, 2010	11,960,000	$1,196	$116,804	$(107,699)	$10,301

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			Period
			October
	Nine months	Nine months	23, 2007
	Ended	Ended	(Inception) to
	February 28,	February 28,	February 28,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss	$(9,140)	$(58,273)	$(107,699)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of mining property acquisition costs	-	-	6,500
Changes in operating assets and liabilities:
Prepaid expenses	-	(2,000)	-
Accounts payable and accrued liabilities	(6,221)	(6,174)	2,031
Net cash provided by (used for) operating activities	(15,361)	(66,447)	(99,168)

Cash Flows from Investing Activities
Mineral property acquisition	-	-	(6,500)
Net cash provided by (used for) investing activities	-	-	(6,500)

Cash Flows from Financing Activities
Proceeds from sale of common stock	-	98,000	118,000
Due to related party	3,899	1,279	6,604
Net cash provided by (used for) financing activities	3,899	99,279	124,604

Increase (decrease) in cash	(11,462)	32,832	18,936
Cash, beginning of period	30,398	14,834	-

Cash, end of period	$18,936	$47,666	$18,936

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010
(Expressed in US Dollars)
(Unaudited)

1.           Nature of Operations

Earth Dragon Resources, Inc. (the “Company”) was incorporated in the State of Nevada on October 23, 2007. The Company is an Exploration Stage Company as defined in Accounting Standards Codification ("ASC") Topic 915, “Development Stage Entities”. The Company has acquired a mineral property located in the State of Nevada, U.S.A., and has not yet determined whether this property contains reserves that are economically recoverable.

2.           Interim Financial Information

The unaudited financial statements as of February 28, 2010 and for the three and nine months ended February 28, 2010 and 2009 and for the period October 23, 2007 (inception) to February 28, 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of February 28, 2010 and the results of operations and cash flows for the periods ended February 28, 2010 and 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended February 28, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending May 31, 2010. The balance sheet at May 31, 2009 has been derived from the audited financial statements at that date.

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
February 28, 2010
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

4.           Due to Related Party

The $6,604 amount due to related party at February 28, 2010 ($2,705 at May 31, 2009) is due the chief executive officer of the Company, is non-interest bearing, and is due on demand.

5.           Common Stock

On January 31, 2008, the Company issued 10,000,000 shares of common stock to its chief executive officer for total cash proceeds of $20,000.

On January 31, 2009, the Company closed on the sale of a total of 1,960,000 shares in its public offering at a price of $0.05 per share for total cash proceeds of $98,000.

At February 28, 2010, there are no outstanding stock options or warrants.

6.           Income Taxes

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010
(Expressed in US Dollars)
(Unaudited)

			Period from
	For the nine months ended		October 23, 2007
	February 28,		(Date of Inception) to
	2010	2009	February 28, 2010
Expected tax at 35%	$(3,199)	$(20,396)	$(37,695)
Increase in valuation allowance	3,199	20,396	37,695
Income tax provision	$-	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	February 28, 2010	May 31, 2009
Net operating loss carryforward	$37,695	$34,496
Valuation allowances	(37,695)	(34,496)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $37,695 at February 28, 2010 attributable to the future utilization of the net operating loss carryforward of $107,699 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $107,699 net operating loss carryforward expires $14,392 in year 2028, $84,167 in year 2029 and $9,140 in year 2010.

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

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the claim. That cash must be raised from other sources. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business.

Our exploration target is to find an ore body containing zinc. Our success depends upon finding mineralized material. This includes a determination by our consultant if the claim contains reserves. We have not selected a consultant as of the date of this report and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

In addition, we may not have enough money to complete our exploration of the claim. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can’t raise it, we will have to suspend or cease operations.

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

All of the work on the claim will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Results of Operations

From Inception October 23, 2007 to February 28, 2010

In January 2009, we retained our consultant to manage the exploration of the claim. Cost was $4,500. Time of retention was six days.

Milestones

Providing that sufficient working capital is obtained, the following are our milestones:

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

Liquidity and Capital Resources

We have the right to explore one claim containing one twenty acre claim. We will begin our exploration provided that sufficient working capital is obtained.

Since inception, we have issued 11,960,000 shares of our common stock and received $118,000.

As of February 28, 2010, our total assets were $18,936 and our total liabilities were $8,635.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of April, 2010.

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