Form 10-K
period 2010-05-31
EARTH DRAGON RESOURCES INC.
filed 2010-09-14
CIK 1441247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2010

Commission File Number:   000-53774

EARTH DRAGON RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

12F, World Trade Centre, No. 25 Tongxing Street
Zhongshan District, Dalian, China 116001
(Address of principal executive offices, including zip code.)

011-86-130-798-88886
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [   ]   NO [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES [X]   NO [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]   NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X]   NO [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2010: $98,000.

At September 14, 2010, 11,960,000 shares of the registrant’s common stock were outstanding.

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

The fee simple title to the property is owned by the United States of America.  Mineral Property Services staked the land and obtained a claim from the BLM.  The claim is referred to as “Mountain Queen Lode Claim.”  We have the right to enter on the claim with our employees, representatives and agents, and to prospect, explore, test, develop, work and mine the claim.  On September 10, 2009, we became the registered owner of the Mountain Queen Lode Claim. Previously, Multi Metal Mining Corp. was the registered owner of Mountain Queen Lode Claim, who held it in trust for us.

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

Claim

The Mountain Queen Lode Claim is comprised of one located claim with an area of 20 acres located in the Goodsprings (Yellow Pine) Mining District situated within the southwestern corner of the State of Nevada, U.S.A. The Mountain Queen Lode Claim covers some former exploratory workings on an indicated mineral showing.  On September 10, 2009, we became the registered owner of the Mountain Queen Lode Claim. Previously, Multi Metal Mining Corp. was the registered owner of Mountain Queen Lode Claim, who held it in trust for us.

MAP 1

MAP 2

Location and Access

The Mountain Queen Lode Claim was located on November 26, 2007 and filed on November 30, 2007 in the Clark County recorder’s office in Las Vegas as No. 3366, File 080, Page 0087 in the official records book No. Z0071130.

The Mountain Queen Lode Claim is located within Section 33, Township 25 South, Range 58 East, in the Yellow Pine Mining District of Clark County, Nevada.

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

The costs of our work program were provided by Professional Engineer and Geologist, Laurence Sookochoff.  We have no relationship with Mr. Sookochoff. We have started the work program outlined in our milestones.

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

The following is an outline of the estimated maximum costs of this second phase of exploration of this claim:

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

We have not allocated any funds for the cost of reclamation of the claim. Yuan Kun Deng, our sole officer and director has agreed to advance funds as needed and has agreed to pay the cost of reclamation of the claim should mineralized material not be found thereon.  There is one agreement evidencing both events.  The foregoing agreement is oral, there is nothing in writing to evidence the same. While Mr. Deng has agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for the same.  Accordingly, we will have no right of action against Mr. Deng should he not advance the funds we need or Mr. Deng does not advance the cost of reclamation of the claim should mineralized material not be found thereon.

Subcontractors

We intend to use the services of a consultant who will supervise the subcontractors for manual labor exploration work on the claim.  We have not selected the consultant as of the date of this annual report and will not do so until we have completed our public offering.

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

During 2010, there were no material environmental incidents or non-compliance with any applicable environmental regulations on the Mountain Queen Lode Claim.

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

The Mountain Queen Lode Claim is located within Section 33, Township 25 South, Range 58 East, in the Yellow Pine Mining District of Clark County, Nevada.

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

Fiscal Year
2010	High Bid	Low Bid
Fourth Quarter: 3/1/10 to 5/31/10	$0.51	$0.51
Third Quarter: 12/1/09 to 2/28/10	$0.00	$0.00
Second Quarter: 9/1/09 to 11/30/09	$0.00	$0.00
First Quarter: 6/1/09 to 8/30/09	$0.00	$0.00

Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter: 3/1/09 to 5/31/09	$0.00	$0.00
Third Quarter: 12/1/08 to 2/28/09	$0.00	$0.00
Second Quarter: 9/1/08 to 11/30/08	$0.00	$0.00
First Quarter: 6/1/08 to 8/30/08	$0.00	$0.00

Holders

On May 31, 2010, we had approximately 45 shareholders of record of our common stock.

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

Consulting Services	$19,210
Survey & Sampling	$4,875
Sample Analysis	$1,900
Exploration	$25,487
Trenching	$0
Core Drilling	$0
Telephone	$0
Stationary	$0
Accounting	$9,605
Office Equipment	$0
TOTAL	$61,077

ITEM 6.     SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

The claim is undeveloped raw land. To our knowledge, the claim has never been mined. The only event that has occurred is the recording of the claim by Larry Sostad in the name of Multi Metal Mining Corp., a physical examination of the claim by Yuan Kun Deng, our sole officer and director, and retaining our consultant to manage the exploration of the claim. The registration of the claim was included in the $6,500 paid to Mr. Sostad. No additional payments were made or are due to Mr. Sostad or Multi Metal Mining Corp. for their services.  The claims were recorded in Multi Metal Mining Corp. in order to simplify possible reconveyances of the claims to the former record owners and to the Bureau of Land Management should mineralized material not be discovered on the claim.  Since Mr. Deng is a resident of the People’s Republic of China, the ability to obtain an acknowledged reconveyances (notarized) in compliance with U.S. law is very limited.  To eliminate the problems related with the foregoing, we elected to have the claims recorded in Multi Metal Mining Corp.’s name.  Multi Metal Mining Corp. is owned by Mr. Sostad.  On October 17, 2008, Multi Metal Mining Corp. executed a trust agreement acknowledging that it holds the claim in trust for us.  In the event that Multi Metal Mining Corp. transfers title to a third party, the trust agreement will be used as evidence that he breached the terms thereof as well as breaching its fiduciary duty to us.  Under the terms of the trust agreement, we have the responsibility to keep the claims in good standing in terms of filing and work and all other requirements.  Originally, the trust agreement was executed by Mr. Sostad, individually, however, we discovered the claim was registered in the name of Multi Metal Mining Corp. a corporation owned by Mr. Sostad.  We determined that the trust agreement would have to be executed by the record owner of the claim, Multi Metal Mining Corp.  On October 17, 2008, a new the trust agreement was executed to specifically state that Multi Metal Mining Corp. was the record holder of the claim; that it held the claim in trust for us; that the law of the situs of the claim, the law of Nevada, would govern the terms of the trust agreement; that the parties to the trust agreement consented to personal jurisdiction in the state of Nevada; that Multi Metal Mining Corp. will not transfer its interest to anyone other than us; that Multi Metal Mining Corp. will only transfer title to the claim to us; that Multi Metal Mining Corp. will not demand payment for the claim when it transfers the same to us; that Multi Metal Mining Corp. does not have the right to sell or transfer the interest in and to the claim to anyone but us; that Multi Metal Mining Corp. does not have the right to profit from the transfer of the claim if mineralized material is found on the claim; and, that Multi Metal Mining Corp. must transfer title to the claim to us without payment of any kind, upon our demand,  whether mineralized material is found on the claim or not.  The trust agreement, under Nevada law, will have the effects described above with respect to the obligations and duties of Multi Metal Mining Corp. On September 10, 2009, we became the registered owner of the claim.

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

Results of Operations

From Inception October 23, 2007 to May 31, 2010

In January 2009, we retained our consultant to manage the exploration of the claim. The cost was $4,500 and the time retention was six days.

On May 31, 2010, our consultant surveyed the claim.  Cost of surveying and sampling was $4,875 and the analysis of the samples was $1,900 for a total of $6,775.  At the time of the survey and sampling were conducted, BLM would not allow trenching until we completed further studies of the claim.

Milestones

Providing that sufficient working capital is obtained, the following are our milestones:

1.         90-180 days – Mapping.  The analysis of the samples has been completed. The analysis and recommendations for further mapping/sampling is currently being considered by management.

2.         180-210 days – Trenching.  Trenching will cost up to $5,600.  Trenching will be used to accumulate samples from the surface and just below the surface.  Our activities will be subcontracted to non-affiliated third parties.  Once trenching is permitted by BLM, the time to conduct trenching should be 90 days.

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

As of May 31, 2010, our total assets were $18,700 and our total liabilities were $23,228.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

EARTH DRAGON RESOURCES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Earth Dragon Resources Inc.

I have audited the accompanying balance sheets of Earth Dragon Resources Inc. (the Company), an exploration stage company, as of May 31, 2010 and 2009 and the related statements of operations, stockholders’ equity, and cash flows for the years ended May 31, 2010 and 2009, and for the period October 23, 2007 (inception) to May 31, 2010. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Dragon Resources Inc., an exploration stage company, as of May 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended May 31, 2010 and 2009, and for the period October 23, 2007 (inception) to May 31, 2010 in conformity with accounting principles generally accepted in the United States.

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

/S/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York
September 14, 2010

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	May 31,	May 31,
	2010	2009
ASSETS
Current Assets
Cash	$18,700	$30,398
Total Current Assets	18,700	30,398
Mining property acquisition costs, less reserve for
impairment of $6,500	-	-
Total Assets	$18,700	$30,398

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Account payable and accrued liabilities	$13,833	$8,252
Due to related party	9,395	2,705
Total current liabilities	23,228	10,957
Stockholders' Equity
Common stock, $0.0001 par value;
authorized 75,000,000 shares, issued and outstanding
11,960,000 and 11,960,000 shares, respectively	1,196	1,196
Additional paid-in capital	116,804	116,804
Deficit accumulated during
the exploration stage	(122,528)	(98,559)
Total stockholders' equity	(4,528)	19,441
Total Liabilities and Stockholders' Equity	$18,700	$30,398

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)

			Period
			October 23,
			2007
	Year Ended	Year Ended	(Inception) to
	May 31,	May 31,	May 31,
	2010	2009	2010

Revenue	$-	$-	$-

Cost and expenses
Impairment of mining property acquisition costs	-	-	6,500
Exploration costs	6,775	24,487	31,262
General and administrative expenses	17,194	59,680	84,766
Total Costs and Expenses	23,969	84,167	122,528
Net Loss	$(23,969)	$(84,167)	$(122,528)

Net Loss per share
Basic and diluted	$(0.00)	$(0.01)

Number of common shares used to compute loss per share
Basic and Diluted	11,960,000	10,644,384

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity
For the period October 23, 2007 (Inception) to May 31, 2010
(Expressed in US Dollars)

				Deficit
				Accumulated
	Common Stock,		Additional	During the	Total
	$0.0001 Par Value		Paid-in	Exploration	Stockholders'
	Shares	Amount	Capital	Additional	Equity

Common stock issued for cash
on January 31, 2008 at $0.002 per share	10,000,000	$1,000	$19,000	$-	$20,000

Net loss for the period October 23,
2007 (inception) to May 31, 2008	-	-	-	(14,392)	(14,392)
Balance, May 31, 2008	10,000,000	1,000	19,000	(14,392)	5,608

Common stock sold on
January 31, 2009 at $0.05 per share	1,960,000	196	97,804	-	98,000
Net loss	-	-	-	(84,167)	(84,167)
Balance, May 31, 2009	11,960,000	$1,196	$116,804	(98,559)	19,441

Net loss	-	-	-	(23,969)	(23,969)

Balance, May 31, 2010	11,960,000	$1,196	$116,804	$(122,528)	$(4,528)

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

			Period
			October 23,
			2007
	Year Ended	Year Ended	(Inception) to
	May 31,	May 31,	May 31,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss	$(23,969)	$(84,167)	$(122,528)
Adjustments to reconcile net loss to net cash			-
used for operating activities:			-
Impairment of mining property acquisition costs	-	-	6,500
Changes in operating assets and liabilities			-
Accounts payable and accrued liabilities	5,581	452	13,833
Net cash provided by (used for) operating activities	(18,388)	(83,715)	(102,195)

Cash Flows from Investing Activities
Mineral property acquisition	-	-	(6,500)
Net cash provided by (used for) investing activities	-	-	(6,500)

Cash Flows from Financing Activities
Proceeds from sale of common stock	0	98,000	118,000
Due to related party	6,690	1,279	9,395
Net cash provided by (used for) financing activities	6,690	99,279	127,395

Increase (decrease) in cash	(11,698)	15,564	18,700
Cash, beginning of period	30,398	14,834	-
Cash, end of period	$18,700	$30,398	$18,700

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2010
(Expressed in US Dollars)

1.           Organization and Business Operations

Earth Dragon Resources Inc. (the “Company”) was incorporated in the State of Nevada on October 23, 2007. The Company is an Exploration Stage Company as defined by Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities”. The Company has acquired a mineral property located in the State of Nevada, U.S.A, and has not yet determined whether this property contains reserves that are economically recoverable.

2.           Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of May 31, 2010, the Company had cash of $18,700 and negative stockholders’ equity of $4,528. Further, the Company had a net loss from October 23, 2007 (inception) to May 31, 2010 of $122,528. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Mining Property Costs

The Company has been in the exploration stage since its incorporation and inception on October 23, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mining property acquisition costs are capitalized and are charged to operations as the value is impaired. Exploration costs are expensed until proven and probable reserves are established. When it has been determined that a mining property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

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
May 31, 2010
(Expressed in US Dollars)

2.           Summary of Significant Accounting Policies, continued

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC Topic 830, “Foreign Currency Matters”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities, and due to related party, approximate their fair values because of the short maturity of these instruments. The Company’s operations are outside the United States and some of its assets and liabilities give rise to exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitment to a plan of action based on the then known facts.

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
May 31, 2010
(Expressed in US Dollars)

2.           Summary of Significant Accounting Policies, continued

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share”. ASC Topic 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718, “Compensation-Stock Compensation.” To date, the Company has not adopted a stock option plan and has not granted any stock options.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

3.           Mineral Property

In December 2007, we acquired the right to conduct exploration activities on the Mountain Queen Lode Mining Claim, located in Clark County, Nevada, U.S.A., at a cost of $6,500. The Claim Number is NMC#1010396, which expires September 1, 2011.

In March 2008, the Company received an evaluation report from a third party consulting firm recommending an exploration program with a total estimated cost of $88,000. Due to lack of working capital, the Company has not completed this program.

On May 31, 2008, the Company recorded a $6,500 provision for impairment of mining property acquisition costs.

4.           Due to Related Party

The $9,395 amount due to related party at May 31, 2010 is due the chief executive officer and majority stockholder of the Company, is non-interest bearing, and is due on demand.

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2010
(Expressed in US Dollars)

5.           Common Stock

On January 31, 2008, the Company issued 10,000,000 shares of common stock to its chief executive officer for total cash proceeds of $20,000.

On January 31, 2009, the Company closed on the sale of a total of 1,960,000 shares of common stock in its public offering at a price of $0.05 per share for total cash proceeds of $98,000.

At May 31, 2010, there are no outstanding stock options or warrants.

6.           Income Taxes

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

		October 23,
		2007
	Year Ended	(Inception) to
	May 31,	May 31,
	2009	2010

Expected tax at 35%	$(8,389)	$(42,885)

Increase in valuation allowance	8,389	42,885

Income tax provision	$–	$–

Significant components of the Company’s deferred income tax assets are as follows:

	May 31,	May 31,
	2010	2009

Net operating loss carryforward	$42,885	$34,496

Valuation allowance	(42,885)	(34,496)

Net deferred tax assets	$–	$–

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2010
(Expressed in US Dollars)

6.           Income Taxes, continued

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $42,885 at May 31, 2010 attributable to the future utilization of the net operating loss carryforward of $122,528 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $122,528 net operating loss carryforward expires $14,392 in year 2028, $84,167 in year 2029 and $23,969 in year 2030.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to May 31, 2010, included in this report have been audited by Michael T. Studer CPA PC, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of May 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Yuan Kun Deng	56	president, principal executive officer, principal
12F World Trade Centre		accounting officer, principal financial officer,
No. 25 Tongxing Street		secretary, treasurer and sole member of the board of
Zhongshan District, Dalian		directors
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

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Deng has not been the subject of the following events:

1.         A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.         Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.         The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii)	Engaging in any type of business practice; or

iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.         The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.         Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.         Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.         Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)	Any Federal or State securities or commodities law or regulation; or

ii)	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.         Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended May 31, 2010 all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

Name and principal		Transactions Not Timely	Failures to File
position	Number of Late Reports	Known Reported	Required Form
Yuan Deng	1	July 18, 2008	Form 3, 4 or 5

ITEM 11.        EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three years through May 31, 2010, for our sole officer.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Summary Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Yuan Kun Deng	2010	0	0	0	0	0	0	0	0
President, Treasurer,	2009	0	0	0	0	0	0	0	0
Secretary	2008	0	0	0	0	0	0	0	0

We have not paid any salaries in 2010, and we do not anticipate paying any salaries at any time in 2010. We will not begin paying salaries until we have adequate funds to do so.

The following table sets forth the compensation paid by us from to our sole director for the year ending May 31, 2010.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

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

Yuan Kun Deng, our president, has advanced $9,395 for our operations since inception. The advances are not evidenced by any written documentation. Mr. Deng has agreed to accept repayment when we have sufficient funds to do so. The advances by Mr. Deng are interest free.

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

2010	$11,600	Michael T. Studer CPA PC
2009	$13,400	Michael T. Studer CPA PC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0	Michael T. Studer CPA PC
2009	$0	Michael T. Studer CPA PC

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$0	Michael T. Studer CPA PC
2009	$0	Michael T. Studer CPA PC

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0	Michael T. Studer CPA PC
2009	$0	Michael T. Studer CPA PC

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was not more than 50%.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	7/30/08	3.1

3.2	Bylaws.	S-1	7/30/08	3.2

4.1	Specimen Stock Certificate.	S-1	7/30/08	4.1

10.1	Trust Agreement.	S-1	7/30/08	10.1

14.1	Code of Ethics.	10-K	8/25/09	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	8/25/09	99.2

99.3	Disclosure Committee Charter.	10-K	8/25/09	99.3

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of September, 2010.

EARTH DRAGON RESOURCES INC.

BY:	YUAN KUN DENG
Yuan Kun Deng, President, Principal Accounting Officer, Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

YUAN KUN DENG	President, Principal Accounting Officer,	September 14, 2010
Yuan Kun Deng	Principal Executive Officer, Principal Financial
Officer, Secretary/Treasurer and a member of
the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	7/30/08	3.1

3.2	Bylaws.	S-1	7/30/08	3.2

4.1	Specimen Stock Certificate.	S-1	7/30/08	4.1

10.1	Trust Agreement.	S-1	7/30/08	10.1

14.1	Code of Ethics.	10-K	8/25/09	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	8/25/09	99.2

99.3	Disclosure Committee Charter.	10-K	8/25/09	99.3