Form 10-Q
period 2010-08-31
EARTH DRAGON RESOURCES INC.
filed 2010-10-20
CIK 1441247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010
or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number 000-53774

EARTH DRAGON RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12F, World Trade Centre, No. 25 Tongxing Street
Zhongshan District, Dalian, China 116001
(Address of principal executive offices)

011-86-130-798-88886
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[   ] YES     [X] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[X] YES    [   ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES    [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 11,960,000 common shares issued and outstanding as of October 20, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	August 31,	May 31,
	2010	2010
	(Unaudited)
ASSETS

Current Assets
Cash	$18,640	$18,700
Total Current Assets	18,640	18,700
Mining property acquisition costs, less reserve for impairment of $6,500	-	-
Total Assets	$18,640	$18,700

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Account payable and accrued liabilities	$15,261	$13,833
Due to related party	12,220	9,395
Total current	27,481	23,228
liabilities
Stockholders' Equity

Common stock, $0.0001 par value; authorized 75,000,000 shares, issued and outstanding 11,960,000 and 11,960,000 shares, respectively	1,196	1,196

Additional paid-in capital	116,804	116,804

Deficit accumulated during the exploration stage	(126,841)	(122,528)
Total stockholders' equity	(8,841)	(4,528)
Total Liabilities and Stockholders' Equity	$18,640	$18,700

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

			Period
	Three	Three	October 23,
	months	months	2007
	Ended	Ended	(Inception)
	August 31,	August 31,	to August
	2010	2009	31, 2010

Revenue	$-	$-	$-

Cost and expenses
Impairment of mining property acquisition costs	-	-	6,500
Exploration costs	400	-	31,662
General and administrative expenses	3,913	3,136	88,679
Total Costs and Expenses	4,313	3,136	126,841
Net Loss	$(4,313)	$(3,136)	$(126,841)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	11,960,000	11,960,000

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity
For the period October 23, 2007 (Inception) to August 31, 2010
(Expressed in US Dollars)

				Deficit
				Accumulated
	Common Stock, $0.0001 Par		Additional	During the	Total
	Value		Paid-in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Common stock issued for cash on January 31, 2008 at $0.002 per share	10,000,000	$1,000	$19,000	$-	$20,000
Net loss for the period October 23, 2007 (inception) to May 31, 2008	-	-	-	(14,392)	(14,392)
Balance, May 31, 2008	10,000,000	1,000	19,000	(14,392)	5,608
Common stock sold on January 31, 2009 at $0.05 per share	1,960,000	196	97,804	-	98,000
Net loss	-	-	-	(84,167)	(84,167)
Balance, May 31, 2009	11,960,000	1,196	116,804	(98,559)	19,441
Net loss				(23,969)	(23,969)
Balance, May 31, 2010	11,960,000	1,196	116,804	(122,528)	(4,528)
Unaudited:
Net loss for the three months ended August 31, 2010	-	-	-	(4,313)	(4,313)
Balance, August 31, 2010	11,960,000	$1,196	$116,804	$(126,841)	$(8,841)

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			Period
	Three	Three	October 23,
	months	months	2007
	Ended	Ended	(Inception) to
	August	August	August 31,
	31, 2010	31, 2009	2010
Cash Flows from Operating Activities
Net loss	$(4,313)	$(3,136)	$(126,841)
Adjustments to reconcile net loss to net cash used for operating activities:
Impairment of mining property acquisition costs	-	-	6,500
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,428	234	15,261
Net cash provided by (used for) operating activities	(2,885)	(2,902)	(105,080)
Cash Flows from Investing Activities
Mineral property acquisition	-	-	(6,500)
Net cash provided by (used for) investing activities	-	-	(6,500)
Cash Flows from Financing Activities
Proceeds from sale of common stock	-	-	118,000
Due to related party	2,825	-	12,220
Net cash provided by (used for) financing activities	2,825	-	130,220

Increase (decrease) in cash	(60)	(2,902)	18,640
Cash, beginning of period	18,700	30,398	-
Cash, end of period	$18,640	$27,496	$18,640

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010
(Expressed in US Dollars)
(Unaudited)

1.	Nature of Operations

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

The unaudited financial statements as of August 31, 2010 and for the three months ended August 31, 2010 and 2009 and for the period October 23, 2007 (inception) to August 31, 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of August 31, 2010 and the results of operations and cash flows for the periods ended August 31, 2010 and 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended August 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending May 31, 2011. The balance sheet at May 31, 2010 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period October 23, 2007 (inception) to May 31, 2010 as included in our Form 10-K filed with the Securities and Exchange Commission on September 14, 2010.

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010
(Expressed in US Dollars)
(Unaudited)

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

The $12,220 amount due to related party at August 31, 2010 is due the chief executive officer of the Company, is non-interest bearing, and is due on demand.

5.	Common Stock

On January 31, 2008, the Company issued 10,000,000 shares of common stock to its chief executive officer for total cash proceeds of $20,000.

On January 31, 2009, the Company closed on the sale of a total of 1,960,000 shares of common stock in its public offering at a price of $0.05 per share for total cash proceeds of $98,000.

At August 31, 2010, there are no outstanding stock options or warrants.

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010
(Expressed in US Dollars)
(Unaudited)

6.	Income Taxes

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

			Period from
	For the three months ended		October 23, 2007
	August 31,		(Date of Inception) to
	2010	2009	August 31, 2010

Expected tax at 35%	$(1,509)	$(1,098)	$(44,394)
Increase in valuation allowance	1,509	1,098	44,394

Income tax provision	$-	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	August 31, 2010	May 31, 2010

Net operating loss carryforward	$44,394	$42,885
Valuation allowances	(44,394)	(42,885)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $44,394 at August 31, 2010 attributable to the future utilization of the net operating loss carryforward of $126,841 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $126,841 net operating loss carryforward expires $14,392 in year 2028, $84,167 in year 2029 and $23,969 in year 2030 and 4,313 in year 2031.

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

Forward-Looking Statements

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

As used in this quarterly report, the terms "we", "us", "our", "our company" mean Earth Dragon Resources Inc., unless otherwise indicated. We have no subsidiaries.

General Overview

We were incorporated in the State of Nevada on October 23, 2007.

On September 21, 2010, Yuan Kun Deng resigned as an officer and director of our company. As a result of Mr. Deng’s resignation, on September 21, 2010, we appointed Thomas William Herdman as our sole officer and director.

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

The claim is undeveloped raw land. To our knowledge, the claim has never been mined. The only event that has occurred is the recording of the claim by Larry Sostad in the name of Multi Metal Mining Corp., a physical examination of the claim by Yuan Kun Deng, our former officer and director, and retaining our consultant to manage the exploration of the claim.

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

On October 17, 2008, a new the trust agreement was executed to specifically state that Multi Metal Mining Corp. was the record holder of the claim; that it held the claim in trust for us; that the law of the situs of the claim, the law of Nevada, would govern the terms of the trust agreement; that the parties to the trust agreement consented to personal jurisdiction in the state of Nevada; that Multi Metal Mining Corp. will not transfer its interest to anyone other than us; that Multi Metal Mining Corp. will only transfer title to the claim to us; that Multi Metal Mining Corp. will not demand payment for the claim when it transfers the same to us; that Multi Metal Mining Corp. does not have the right to sell or transfer the interest in and to the claim to anyone but us; that Multi Metal Mining Corp. does not have the right to profit from the transfer of the claim if mineralized material is found on the claim; and, that Multi Metal Mining Corp. must transfer title to the claim to us without payment of any kind, upon our demand, whether mineralized material is found on the claim or not. The trust agreement, under Nevada law, will have the effects described above with respect to the obligations and duties of Multi Metal Mining Corp. Subsequently, the Company became the record holder of the claim.

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

Results of Operations

Overview

Three Months Ended August 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended August 31, 2010 which are included herein.

Our operating results for the three months ended August 31, 2010, for the three months ended August 31, 2009 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended August 31, 2010 ($)	Three Months Ended August 31, 2009 ($)	Change Between Three Month Period Ended August 31, 2010 and August 31, 2009 ($)
Revenue	0	0	0
Operating Expenses	4,313	3,136	1,177
Net Income (Loss)	(4,313)	(3,136)	1,177

Operating Expenses

Our operating expenses for the three months ended August 31, 2010 and August 31, 2009 are outlined in the table below:

	Three Months Ended
	August 31

	2010	2009

Impairment of mining property acquisition costs	$0	$0
Exploration costs	$400	$0
General and administrative expenses	$3,913	$3,136

The increase in operating expenses for the three months ended August 31, 2010, compared to the same period in fiscal 2009, was mainly due to an increase in the exploration costs and general administrative expenses.

Revenues

We have earned $0 revenues from selling precious metals since our inception.

Liquidity and Financial Condition

As of August 31, 2010, our total assets were $18,640 and our total current liabilities were $27,481 and we had a working capital deficit of $8,841. Our financial statements report a net loss of $4,313 for the three months ended August 31, 2010.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

Cash Flows
	At	At
	August 31,	August 31,
	2010	2009

Net Cash provided by (Used in) Operating Activities	$(2,885)	$(2,902)
Net Cash Provided by (Used In) Investing Activities	$0	$0
Net Cash Provided by Financing Activities	$2,825	$0
Cash increase (decrease) during the period	$(60)	$(2,902)

We had cash in the amount of $18,640 as of August 31, 2010 as compared to $27,496 as of August 31, 2009. We had a working capital deficit of $8,841 as of August 31, 2010 compared to working capital deficit of $16,305 as of August 31, 2009.

We have the right to explore one claim containing one twenty acre claim. We will begin our exploration provided that sufficient working capital is obtained.

Since inception, we have issued 11,960,000 shares of our common stock and received $118,000.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

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

ITEM 4.           CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.        RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

As at August 31, 2010, there are no outstanding stock options or warrants.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           [REMOVED AND RESERVED]

ITEM 5.           OTHER INFORMATION

On September 21, 2010, Yuan Kun Deng resigned as an officer and director of our company. As a result of Mr. Deng’s resignation, on September 21, 2010, we appointed Thomas William Herdman as our sole officer and director of our company.

Thomas William Herdman – President, Secretary, Treasurer and Director

Thomas Herdman has 17 years of experience as an international management consultant and advisor that works to finance and develop natural resource and energy related projects. Mr. Herdman has overseen most aspects of the oil and gas business, including financing and development of projects, and the sale and acquisition of oil and gas assets.

Since 2005, through his private consulting company, VQ International Management, he has been involved in the development of a 30,000 acre natural gas gathering system located in southern Alberta. He resides in Tokyo, Japan and previously held the position of Lecturer at Chuo University, Faculty of Law.

ITEM 6.           EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of April, 2010.

EARTH DRAGON RESOURCES INC.

Date: October 20, 2010	/s/ Thomas William Herdman
Thomas William Herdman
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial and
Principal Accounting Officer)