Form 10-Q
period 2010-11-30
EARTH DRAGON RESOURCES INC.
filed 2011-01-19
CIK 1441247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                       November 30, 2010
or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                      __________________  to  ______________________

Commission file number	000-53774
EARTH DRAGON RESOURCES INC.
(Exact name of small business issuer as specified in its charter)
Nevada					27-453-7450
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)
Azaban Green Terrace St. 3-20-1 Minami Azabu Minato-ku Tokyo, 106-0047 Japan
(Address of principal executive offices)
81-(0)3-6859-8532
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

[ X]	YES	[ ]	NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer			[ ]		Accelerated filer			[ ]
Non-accelerated filer			[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
					[ ]	YES	[ x ]	NO
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
454,480,000 common shares issued and outstanding as of January 17, 2011.

PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	November 30,	May 31,
	2010	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$18,700
Total Current Assets	-	18,700
Mining property acquisition costs, less reserve for
impairment of $6,500	-	-
Total Assets	$-	$18,700

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Account payable and accrued liabilities	$5,208	$13,833
Due to related party	9,839	9,395
Note payable	26,980	-
Total current liabilities	42,027	23,228
Stockholders' Equity (Deficiency)
Common stock, $0.0001 par value;
authorized 2,850,000,000 shares, issued and outstanding
454,480,000 and 454,480,000 shares, respectively	45,448	45,448
Additional paid-in capital	79,761	72,552
Deficit accumulated during
the exploration stage	(167,236)	(122,528)
Total stockholders' equity (deficiency)	(42,027)	(4,528)
Total Liabilities and Stockholders' Equity (Deficiency)	$-	$18,700

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months Ended November 30, 2010	Three months Ended November 30, 2009	Six months Ended November 30, 2010	Six months Ended November 30, 2009	Period October 23, 2007 (Inception) to November 30, 2010

Revenue	$-	$-	$-	$-	$-

Cost and expenses
Impairment of mining property acquisition costs	-	-	-	-	6,500
Exploration costs	-	-	400	-	31,662
Compensation to related party	34,839	-	34,839	-	34,839
Other general and administrative expenses	5,556	2,071	9,469	5,207	94,235
Total Costs and Expenses	40,395	2,071	44,708	5,207	167,236

Net Loss	$(40,395)	$(2,071)	$(44,708)	(5,207)	(167,236)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	454,480,000	4,544,800,000	454,480,000	454,480,000	428,188,704

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period October 23, 2007 (Inception) to November 30, 2010
(Expressed in US Dollars)

	Common Stock, $0.0001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount
Common stock issued for cash
on January 31, 2008 at $0.0000526 per share	380,000,000	$38,000	$(18,000)	$-	$20,000
Net loss for the period October 23,
2007 (inception) to May 31, 2008	-	-	-	(14,392)	(14,392)
Balance, May 31, 2008	380,000,000	38,000	(18,000)	(14,392)	5,608
Common stock sold on
January 31, 2009 at $0.0013158 per share	7,480,000	7,448	90,552	-	98,000
Net loss	-	-	-	(84,167)	(84,167)
Balance, May 31, 2009	387,480,000	45,448	72,552	(98,559)	19,441
Net loss				(23,969)	(23,969)
Balance, May 31, 2010	387,480,000	45,448	72,552	(122,528)	(4,528)

Unaudited:
Donated capital	-	-	7,209	-	7,209
Net loss for the six months
ended November 30, 2010	-	-	-	(44,708)	(44,708)
Balance, November 30, 2010	387,480,000	$45,448	$79,761	$(167,236)	$(42,027)

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Six months Ended November 30, 2010	Six months Ended November 30, 2009	Period October 23, 2007 (Inception) to November 30, 2010

Cash Flows from Operating Activities
Net loss	$(44,708)	$(5,207)	$(167,236)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of mining property acquisition costs	-	-	6,500
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(6,645)	(6,620)	7,188
Due to related party	34,839	-	34,839
Net cash provided by (used for) operating activities	(16,514)	(11,827)	(118,709)

Cash Flows from Investing Activities
Mineral property acquisition	-	-	(6,500)
Net cash provided by (used for) investing activities	-	-	(6,500)

Cash Flows from Financing Activities
Proceeds from sale of common stock	-	-	118,000
Due to related party	(2,186)	400	7,209
Net cash provided by (used for) financing activities	(2,186)	400	125,209

Increase (decrease) in cash	(18,700)	(11,427)	-
Cash, beginning of period	18,700	30,398	-

Cash, end of period	$-	$18,971	$-

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Schedule of non-cash financing activities:
Issuance of Promissory Note to Irish Son Limited
("ISL") in exchange for ISL's payment of
company liabilities (Accounts payable and
accrued liabilities- $1,980, Due to related party-
$25,000)	$26,980	$-	$26,980
Donated capital resulting from waiver of
due to related party)	$7,209	$-	$7,209

See notes to financial statements.

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010
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

Effective December 14, 2010, the Company effected a 38 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 75,000,000 shares to 2,850,000,000 shares. All shares and per share amounts have been to retroactively reflect this stock split.

2.   Interim Financial Information

The unaudited financial statements as of November 30, 2010 and for the three and six months ended November 30, 2010 and 2009 and for the period October 23, 2007 (inception) to November 30, 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of November 30, 2010 and the results of operations and cash flows for the periods ended November 30, 2010 and 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended November 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending May 31, 2011. The balance sheet at May 31, 2010 has been derived from the audited financial statements at that date.

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
November 30, 2010
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

On May 31, 2008, the Company recorded a $6,500 provision for impairment of mining property acquisition costs.

4.   Due to Related Party

Due to related party consists of :
	November 30, 2010	May 31, 2010
Compensation due Thomas Herdman (“ Herdman”),
chief executive officer of the Company since
September 21, 2010	$9,839	$-
Amount due Yuan Kun Deng (“Deng”),
chief executive officer of the Company from
October 23, 2007 (inception) to September 21, 2010,
non-interest bearing, due on demand	-	9,395
Total	$9,839	$9,395

Under a Consultant Agreement dated September 23, 2010 with Herdman , chief executive officer of the Company since September 21, 2010, the Company agreed to pay Herdman compensation of $15,000 per month for management services, or $34,839 for the period September 21,2010 to November 30, 2009. On October 13, 2010 and November 18, 2010, Irish Son Limited (“ISL”) paid $10,000 and $15,000, respectively, to Herdman or his designee on behalf of the Company (see Note 5). The term of the Consultant Agreement is one year; either party may terminate the agreement by giving the other party 30 days written notice.
Under a Release signed by Deng, chief executive officer of the Company from October 23, 2007 (inception) to September 21, 2010, Deng agreed to waive the $7,209 remaining balance due him.

5.   Note Payable

On November 30, 2010, the Company issued a $26,980 Promissory Note to Irish Son Limited (“ISL”) on in exchange for ISL’s payment of Company liabilities (Accounts payable and accrued liabilities- $1,980, Due to related party- $25,000). The Promissory Note bears interest at 6% and is due on demand.

6.   Common Stock

Effective December 14, 2010, the Company effected a 38 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 75,000,000 shares to 2,850,000,000 shares. All shares and per share amounts have been to retroactively reflect this stock split.

On January 31, 2008, the Company issued 380,000,000 shares of common stock to its former chief executive officer for total cash proceeds of $20,000.

On January 31, 2009, the Company closed on the sale of a total of 74,480,000, shares of common stock in its public offering at a price of $0.0013158 per share for total cash proceeds of $98,000.

At November 30, 2010, there are no outstanding stock options or warrants.

7.   Income Taxes

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

			Period from
	For the six months ended		October 23, 2007
	November 30,		(Date of Inception) to
	2010	2009	November 30, 2010
Expected tax at 35%	$(15,648)	$(1,822)	$(58,533)
Increase in valuation allowance	15,648	1,822	58,533
Income tax provision	$-	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	November 30, 2010	May 31, 2010
Net operating loss carryforward	$58,533	$42,885
Valuation allowances	(58,533)	(42,885)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $58,533 at November 30, 2010 attributable to the future utilization of the net operating loss carryforward of $167,236 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $167,236 net operating loss carryforward expires $14,392 in year 2028, $84,167 in year 2029, $23,969 in year 2030 and $44,708 in year 2031.

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

On October 17, 2008, Multi Metal Mining Corp. executed a trust agreement acknowledging that it holds the claim in trust for us.  In the event that Multi Metal Mining Corp. transfers title to a third party, the trust agreement will be used as evidence that they breached the terms thereof as well as breaching its fiduciary duty to us.  Under the terms of the trust agreement, we have the responsibility to keep the claims in good standing in terms of filing and work and all other requirements.  Originally, the trust agreement was executed by Mr. Sostad, individually, however, we discovered the claim was registered in the name of Multi Metal Mining Corp. a corporation owned by Mr. Sostad.  We determined that the trust agreement would have to be executed by the record owner of the claim, Multi Metal Mining Corp.

On October 17, 2008, a new the trust agreement was executed by us and Multi Metal Mining Corp. to specifically state that Multi Metal Mining Corp. was the record holder of the claim; that it held the claim in trust for us; that the law of the situs of the claim, the law of Nevada, would govern the terms of the trust agreement; that the parties to the trust agreement consented to personal jurisdiction in the state of Nevada; that Multi Metal Mining Corp. will not transfer its interest to anyone other than us; that Multi Metal Mining Corp. will only transfer title to the claim to us; that Multi Metal Mining Corp. will not demand payment for the claim when it transfers the same to us; that Multi Metal Mining Corp. does not have the right to sell or transfer the interest in and to the claim to anyone but us; that Multi Metal Mining Corp. does not have the right to profit from the transfer of the claim if mineralized material is found on the claim; and, that Multi Metal Mining Corp. must transfer title to the claim to us without payment of any kind, upon our demand,  whether mineralized material is found on the claim or not.  The trust agreement, under Nevada law, will have the effects described above with respect to the obligations and duties of Multi Metal Mining Corp.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under adjoining claim may or may not be located on our claim.

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

Results of Operations

Overview

Six Months Ended November 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2010 which are included herein.

Our operating results for the six months ended November 30, 2010, for the six months ended November 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Six months Ended November 30, 2010 ($)	Six months Ended November 30, 2009 ($)	Change Between Six month Period Ended November 30, 2010 and November 30, 2009 ($)
Revenue	-	-	-
Operating Expenses	44,708	5,207	39,501
Net Income (Loss)	(44,708)	(5,207)	(39,501)

Operating Expenses

Our operating expenses for the six months ended November 30, 2010 and November 30, 2009 are outlined in the table below:

	Six Months Ended
	November 30

	2010	2009

Impairment of mining property acquisition costs	$-	$-
Exploration costs	$400	$-
Compensation to related party	$34,839	$-
Other general and administrative expenses	$9,469	$5,207

The increase in operating expenses for the six months ended November30, 2010, compared to the same period in fiscal 2009, was mainly due to compensation to related party and an increase in other genral and administrative expenses to $9,469 from $5,207.

Three Months Ended November 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2010 which are included herein.

Our operating results for the three months ended November 30, 2010, for the three months ended November 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Three months Ended November 30, 2010 ($)	Three months Ended November 30, 2009 ($)	Change Between Three month Period Ended November 30, 2010 and November 30, 2009 ($)
Revenue	-	-	-
Operating Expenses	40,395	2,071	32,324
Net Income (Loss)	(40,395)	(2,071)	(32,324)

Operating Expenses

Our operating expenses for the three months ended November 30, 2010 and November 30, 2009 are outlined in the table below:

	Three Months Ended
	November 30

	2010	2009

Impairment of mining property acquisition costs	$-	$-
Exploration costs	$-	$-
Compensation to related party	$34,839	$-
Other general and administrative expenses	$5,556	$2,071

The increase in operating expenses for the three months ended November30, 2010, compared to the same period in fiscal 2009, was mainly due to compensation to related party and an increase in other general and administrative expenses to $5,556 from $2,071.

Revenues

We have earned $0 revenues from selling precious metals since our inception.

Liquidity and Financial Condition

As of November 30, 2010, our total assets were $0 and our total current liabilities were $42,027 and we had a working capital deficit of $42,027. Our financial statements report a net loss of $44,708 for the six months ended November 30, 2010.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

Cash Flows
	At	At
	November 30, 2010	November 30, 2009

Net Cash provided by (Used in) Operating Activities	$(16,514)	$(11,827)
Net Cash Provided by (Used In) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$2,186	$400
Cash increase (decrease) during the period	$(18,700)	$(11,427)

We had no cash as of November 30, 2010 as compared to $18,700 as of May 31, 2010. We had a working capital deficit of $42,027 as of November 30, 2010 compared to working capital deficit of $4,528 as of May 31, 2010.

We have the right to explore one claim containing one twenty acre claim. We will begin our exploration provided that sufficient working capital is obtained.

Since inception, we have issued 454,480,000 shares of our common stock and received $118,000. This number of shares issued reflects a 38:1 forward split that we conducted on December 14, 2010.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As at November 30, 2010, there are no outstanding stock options or warrants.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      [REMOVED AND RESERVED]
ITEM 5.	OTHER INFORMATION

On January 12, 2010, the Company entered into a Joint Venture Agreement with Netas Mining Company Ltd. (“Netas”) whereas the Company and Netas formed a Joint Venture to conduct hard rock mining operations and production on property located in Ghana, West Africa, to which Netas owns mining concessions. These concessions are known as Nkwanta and Asuogya.

The term of the joint venture is for a minimum of two (2) years. Netas has agreed to accept primary responsibility of the joint venture including coordinating compliance with all applicable mining, environmental, business and tax rules, regulations and laws. The Company is primarily responsible for developing, maintaining and managing the mining site, facilities, equipment and operations, as well as selecting and purchasing all necessary equipment, tools, supplies and other necessities for the site. The Company agrees to contribute a minimum of USD$2 million towards the development of the property. In exchange for such contribution, the Company shall earn a 20% ownership in the property. The Company will provide a prefeasibility study of the property by qualified engineers. The Company also has the right of first refusal to purchase all of Netas’ remaining ownership interests in the concessions.

On January 11, 2011, Ms. Christine L. Salvesen was appointed to the Company's Board of Directors.

Ms. Salvesen (age 38) has served as a Director of Academic Success and Achievement at the University of Arizona since 2009, and has over 12 years of experience with the University of Arizona, being progressively responsible for experience planning, analyzing, developing innovative programs, and implementing marketing plans. From 2005 to 2008, she was the Assistant Director for The Disability Resource Center where she was charged with evaluating programs, managing a team and implementing strategic enhancements. Ms. Salvesen earned a Bachelor of Science in Psychology from the University of Arizona in 1995 and earned a Masters of Arts, Educational Psychology from the University of Arizona in 1997.

On January 13, 2011, Mr. James F. Park was appointed to the Company’s Board of Directors.

Mr. Park is a Certified Senior Geologist with over 25 years of progressive experience in all phases of geotechnical and mineral resource development. His background includes expertise in the areas of geotechnical management, environmental studies, water rights, economic evaluations, acquisitions, mine planning, land patenting and reserve development. He has been an independent mining consultant since 2008 and previously served as either a consulting, chief, project or exploration geologist with the following organizations: Golden Predator Corp. November 2007 to November 2008, Mining Consultant September 1993 to November 2007. Mr. Park is a resident of Arizona and earned his Bachelor's Degree in Geology at Western Washington University and undertook graduate studies at Arizona State University, Graduate School.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 19th day of January, 2011.

EARTH DRAGON RESOURCES INC.

Date: January 19, 2011	/s/ Thomas William Herdman
Thomas William Herdman
President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial and
Principal Accounting Officer)