Form 10-Q
period 2011-02-28
EARTH DRAGON RESOURCES INC.
filed 2011-04-14
CIK 1441247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                       February 28, 2011
or

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

254,480,000 common shares issued and outstanding as of April 11, 2011.

PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Finacial Statements
Table of Content

Balance Sheets	............................................................................................................................................................................................... F-2

Statements of Operations	............................................................................................................................................................................................... F-3

Statements of Stockholders' Equity Deficiency	...............................................................................................................................................................................................F-4

Statements of Cash Flows	............................................................................................................................................................................................... F-5

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	February 28,	May 31,
	2011	2010
ASSETS	(Unaudited)
Current Assets
Cash	$40,914	$18,700
Prepaid Expenses	15,700	-
Total Current Assets	56,614	18,700
Mining property acquisition costs, less reserve for
impairment of $6,500	-	-
Total Assets	$56,614	$18,700

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Account payable and accrued liabilities	$2,264	$13,833
Due to related parties	8,839	9,395
Notes payable	341,980	-
Total current liabilities	353,083	23,228
Stockholders' Equity (Deficiency)
Common stock, $0.0001 par value;
authorized 2,850,000,000 shares, issued and outstanding
254,480,000 and 454,480,000 shares, respectively	25,448	45,448
Additional paid-in capital	102,327	72,552
Deficit accumulated during
the exploration stage	(424,244)	(122,528)
Total stockholders' equity (deficiency)	(296,469)	(4,528)
Total Liabilities and Stockholders' Equity (Deficiency)	$56,614	$18,700

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months Ended February 28, 2011	Three months Ended February 28, 2010	Nine months Ended February 28, 2011	Nine months Ended February 28, 2010	Period October 23, 2007 (Inception) to February 28, 2011

Revenue	$-	$-	$-	$-	$-

Cost and expenses
Impairment of mining property acquisition costs	-	-	-	-	6,500
Impairment of investment in Tanzania Joint Venture	125,000	-	125,000	-	125,000
Exploration costs	-	-	400	-	31,662
Compensation to related parties	50,000	-	84,839	-	84,839
Other general and administrative expenses	82,008	3,933	91,477	9,140	176,243
Total Costs and Expenses	257,008	3,933	301,716	9,140	424,244

Net Loss	$(257,008)	$(3,933)	$(301,716)	$(9,140)	$(424,244)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	367,813,334	454,480,000	425,591,112	454,480,000	388,657,551

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period October 23, 2007 (Inception) to February 28, 2011
(Expressed in US Dollars)

	Common Stock, $0.0001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount
Common stock issued for cash
on January 31, 2008 at $0.0000526 per share	380,000,000	$38,000	$(18,000)	$-	$20,000
Net loss for the period October 23,
2007 (inception) to May 31, 2008	-	-	-	(14,392)	(14,392)
Balance, May 31, 2008	380,000,000	38,000	(18,000)	(14,392)	5,608
Common stock sold on
January 31, 2009 at $0.0013158 per share	74,480,000	7,448	90,552	-	98,000
Net loss	-	-	-	(84,167)	(84,167)
Balance, May 31, 2009	454,480,000	45,448	72,552	(98,559)	19,441
Net loss				(23,969)	(23,969)
Balance, May 31, 2010	454,480,000	45,448	72,552	(122,528)	(4,528)

Unaudited:
Forgiveness of due to related party by
Yuan Kun Deng, Chief Executive Officer
of the Company from October 23, 2007
(inception) to September 21, 2010	-	-	9,775	-	9,775
Cancellation on January 21, 2011 of
common stock issued on January 31, 2008
to Yuan Kun Deng, Chief Executive
Officer of the Company from October 23,
2007 (inception) to September 21, 2010	(200,000,000)	(20,000)	20,000	-	-
Net loss for the nine months
ended February 28, 2011	-	-	-	(301,716)	(301,716)
Balance, February 28, 2011	254,480,000	$25,448	$102,327	$(424,244)	$(296,469)

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Nine months Ended February 28, 2011	Nine months Ended February 28, 2010	Period October 23, 2007 (Inception) to February 28, 2011

Cash Flows from Operating Activities
Net loss	$(301,716)	$(9,140)	$(424,244)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of mining property acquisition costs	-	-	6,500
Impairment of investment in Tanzania Joint Venture	125,000	-	125,000
Changes in operating assets and liabilities:
Prepaid expenses	(15,700)	-	(15,700)
Accounts payable and accrued liabilities	(7,023)	(6,221)	4,244
Due to related party	33,839	-	33,839
Net cash provided by (used for) operating activities	(165,600)	(15,361)	(270,361)

Cash Flows from Investing Activities
Mineral property acquisition	-	-	(6,500)
Investment in Tanzania Joint Venture	(125,000)	-	(125,000)
Net cash provided by (used for) investing activities	(125,000)	-	(131,500)

Cash Flows from Financing Activities
Proceeds from sale of common stock	-	-	118,000
Due to related party	(2,186)	3,899	9,775
Notes Payable	315,000	-	315,000
Net cash provided by (used for) financing activities	312,814	3,899	442,775

Increase (decrease) in cash	22,214	(11,462)	40,914
Cash, beginning of period	18,700	30,398	-

Cash, end of period	$40,914	$18,936	$40,914

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Schedule of non-cash financing activities:
Issuance of Promissory Note to Irish Son Limited
("ISL") in exchange for ISL's payment of
company liabilities (Accounts payable and
accrued liabilities- $1,980, Due to related party-
$25,000)	$26,980	$-	$26,980
Increase in due to related party (Yuan Kun Deng,
Chief Executive Officer of the Company from
October 23, 2007 (inception) to September 21, 2010)
as a result of Mr. Deng's payment of Company liabilities	$2,566	$-	$2,566
Forgiveness of due to related party by Yuan Kun Deng,
Chief Executive Officer of the Company from
October 23, 2007 (inception) to September 21, 2010	$9,775	$-	$9,775

See notes to financial statements.

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2011
(Expressed in US Dollars)
(Unaudited)

1.   Nature of Operations

Earth Dragon Resources, Inc. (the “Company”) was incorporated in the State of Nevada on October 23, 2007. The Company is an Exploration Stage Company as defined by Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities”. As discussed in Note 3, the Company has acquired a mineral property located in the State of Nevada, U.S.A, and has not yet determined whether this property contains reserves that are economically recoverable.  As discussed in Note 4, the Company entered into two joint venture agreements to finance mining activities in Africa.

Effective December 14, 2010, the Company effected a 38 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 11,960,000 shares to 454,480,000 shares. All shares and per share amounts have been adjusted to retroactively reflect this stock split.

2.   Interim Financial Information

The unaudited financial statements as of February 28, 2011 and for the three and nine months ended February 28, 2011 and 2010 and for the period October 23, 2007 (inception) to February 28, 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of February 28, 2011 and the results of operations and cash flows for the periods ended February 28, 2011 and 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended February 28, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending May 31, 2011. The balance sheet at May 31, 2010 has been derived from the audited financial statements at that date.

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

4.   Joint Venture Agreements

          Ghana

On January 12, 2011, the Company entered into a Joint Venture Agreement with Gravhaven Limited whereby the parties are to work together to develop the Nkwanta and the Asuogya mining concessions located in Ghana that are owned by Netas Mining Company (“Netas”). Gravhaven Limited has the right to acquire a 65% ownership interest in Netas pursuant to the terms of a Joint Venture Agreement dated April 5, 2010  it entered into with Netas and Emmanuel  Adolf Tagoe, a shareholder of Netas.   Under the terms of its joint venture agreement with Gravhaven, the Company is to contribute $2,000,000 towards the development of Netas’ concessions in exchange for a 20% ownership in Netas.

On March 8, 2011, we paid $35,000 to Hansen Drilling Ltd. as our first cash contribution to this joint venture.

Tanzania

On January 21, 2011, the Company entered into a Joint Venture Agreement with Gregory Investments Corp. (“Gregory”) whereby the parties were to work together to develop certain mining concessions located in Tanzania that are owned by Chisu Gold Mines Limited (“Chisu”), which is owned 60% by Gregory.  The Joint Venture Agreement provided that the Company was to pay Gregory an initial amount of $100,000 and was to conduct due diligence within 90 days.  Also, the Company was to contribute an additional $400,000 within 90 days, an additional $2,000,000 over 2 years (in exchange for a 20% ownership interest in Chisu), and an additional $3,000,000 within 3 years of the date of completion of the feasibility study (in exchange for an additional 30% ownership interest in Chisu).  On March 30, 2011, the Company decided not to proceed with this joint venture.

On January 24, 2011 and February 23, 2011, we made payments to Ivana Obrenic of $25,000 and $100,000, respectively, pursuant to this joint venture.  Effective February 28, 2011, we recorded a $125,000 provision for impairment of investment in Tanzania joint venture.

5.   Due to Related Parties

Due to related parties consists of :
	February 28, 2011	May 31, 2010
Compensation and expenses due Thomas Herdman
(“ Herdman”), chief executive officer of the
Company since September 21, 2010	$6,339	$-

Compensation due Date Jiriicho (“ Jiriicho”),
director of the Company since
February 1, 2011	2,500	-
Amount due Yuan Kun Deng (“Deng”),
chief executive officer of the Company from
October 23, 2007 (inception) to September 21, 2010,
non-interest bearing, due on demand	-	9,395
Totals	$8,839	$9,395

Under a Consultant Agreement dated September 23, 2010 with Herdman, chief executive officer of the Company since September 21, 2010, the Company agreed to pay Herdman compensation of $15,000 per month for management services, or $79,839 for the period September 21,2010 to February 28, 2011. On October 13, 2010 and November 18, 2010, Irish Son Limited (“ISL”) paid $10,000 and $15,000, respectively, to Herdman or his designee on behalf of the Company (see Note 6). The term of the Consultant Agreement is one year; either party may terminate the agreement by giving the other party 30 days written notice.

Under a Consultant Agreement dated February 1, 2011 with James Park Mining Geologist,  Director of the Company since February 1, 2011, the Company agreed to pay James Park compensation of $2,500 per month for director fees and service relating to Company joint ventures.

Under a Consultant Agreement dated February 1, 2011 with Date Jiriicho, Director of the Company since February 1, 2011, the Company agreed to pay Date Jiriicho compensation of $2,500 per month for director fees.

Under a Release signed by Deng, chief executive officer of the Company from October 23, 2007 (inception) to September 21, 2010, Deng agreed to waive the $9,775 remaining balance due him.   The Company reported this forgiveness as a $9,775 addition to additional paid-in capital.

6.   Notes Payable

Notes payable consist of :
	February 28, 2011	May 31, 2010
Promissory note dated February 28, 2011 issued to
MED Venture Ltd. for cash advances on January
24, 2011 and February 22, 2011, interest at 12%,
due February 27, 2012, unsecured	$315,000	$-
Promissory note dated November 30, 2010 issued to
Irish Son Limited (“ISL”) in exchange for ISL’s

payments of certain Company liabilities (see
Note 5), interest at 6%, due on demand, unsecured	26,980	-
Totals	$341,980	$-

7.   Common Stock

Effective December 14, 2010, the Company effected a 38 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 11,960,000 shares to 454,480,000 shares. All shares and per share amounts have been adjusted to retroactively reflect this stock split.

On January 31, 2008, the Company issued 380,000,000 shares of common stock to its former chief executive officer for total cash proceeds of $20,000.

On January 31, 2009, the Company closed on the sale of a total of 74,480,000 shares of common stock in its public offering at a price of $0.0013158 per share for total cash proceeds of $98,000.

On January 21, 2011, the Company cancelled 200,000,000 shares of common stock which had been issued on January 31, 2008 to Yuan Kun Deng, the chief executive officer of the Company from October 23, 2007 (inception) to September 21, 2010, pursuant to the request of Mr. Deng.

At February 28, 2011, there are no outstanding stock options or warrants.

8.   Income Taxes

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

			Period from
	For the nine months ended		October 23, 2007
	February 28,		(Date of Inception) to
	2011	2010	February 28, 2011
Expected tax at 35%	$(105,601)	$(3,199)	$(148,485)
Increase in valuation allowance	105,601	3,199	148,485
Income tax provision	$-	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	February 28, 2011	May 31, 2010
Net operating loss carryforward	$148,485	$42,885
Valuation allowances	(148,485)	(42,885)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $148,485 at February 28, 2011 attributable to the future utilization of the net operating loss carryforward of $424,244 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $424,244 net operating loss carryforward expires $14,392 in year 2028, $84,167 in year 2029, $23,969 in year 2030 and $301,716 in year 2031.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

9.   COMMITMENTS AND CONTINGENCIES

Going Concern Uncertainty

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future.   As of February 28, 2011, the Company has negative working capital of $296,469 and has accumulated losses of $424,244 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to raise additional funds through private placements of debt and /or equity and to acquire interests in mining properties to ultimately achieve profitability.  However, there is no assurance that the Company will attain these objectives.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

    Joint Venture Agreement

As discussed in Note 4, under the Ghana joint venture agreement, the Company has committed to provide financing of $2,000,000 to the joint venture.  Presently, the Company does not have sufficient funds and /or available financing to meet this commitment.

Rental Agreement

On January 10, 2011 the company entered into an Online Virtual Office Agreement with Regus for office space  located in Japan.  The term of the agreement is from January 11, 2011 to January 31, 2012.  The monthly rent is 23,900 Japanese yen (or $292 translated at the February 28, 2011 exchange rate)

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Nevada Claim

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

Ghana Property

On January 12, 2011, we entered into a Joint Venture Agreement with Gravhaven Limited whereby the parties agreed to work together to develop the Nkwanta and the Asuogya mining concessions located in Ghana that are owned by Netas Mining Company (“Netas”). Gravhaven Limited has the right to acquire a 65% ownership interest in Netas pursuant to the terms of a Joint Venture Agreement dated April 5, 2010, it entered into with Netas and Emmanuel and Adolf Tagoe, a shareholder of Netas.

Under the terms of its joint venture agreement with Gravhaven, we will contribute $2,000,000 towards the development of Netas’ concessions in exchange for a 20% ownership in Netas Mining Company.

We are putting together exploration and drilling programs for the year 2011. The nature of exploration work program that will follow allows for five to ten years for the project. Since some gold was recovered during early prospecting work, it is assumed that full production will be attained in the shortest period possible.

The work program is part of our overall strategy that involves surface sampling of the veins, trenching and excavating the gold bearing horizons,  and prospecting and mapping the concession while initially focusing on the "Golden Arrow Vein," (quartz vein) that is 2 meters in width currently being excavated by local African miners. Visible gold has been noted in the vein and we have implemented underground blasting to acquire fresh rock samples for gold assays.

The vein extends for a minimum of 275 meters across a well-defined linear ridge hosted by altered volcanics that contain fine disseminated arsenopyrite, a mineral common to gold deposits. Assays sampled as high as 6.70 ounces per ton (207.83 g/t). The bluish grey quartz vein was sampled over a 1 meter chip sample in the "Golden Arrow" adit, approximately 20 meters vertically below the over burden and surface laterite1 material.

The Nkwanta Concession lies within the Ashanti Gold Belt. The Ashanti Belt has the longest history of gold mining and is consequently the most understood of Ghana's gold belts. The area was the focus for gold exploitation in pre-colonial times when small scale artisanal mining extracted gold for traditional authorities whose culture attached great significance and value to the metal.

A total of 309 grab and channel samples and 290 auger samples mostly from within or near to the underground workings at the Golden Arrow, Chief, D10, Little D10, Scorpion and Ankobra quartz veins were collected during 2010. Initial results from the Golden Arrow Vein produced gold values from both the grab and channel samples (a total of 59 samples) offered results as high as 1,579 ppm (1,579 g/t) and with numerous samples ranging from 25 - 200 ppm (25 - 200 g/t).

The Golden Arrow vein was sampled from historic workings at depths of approximately 200 feet with visible gold often seen in the smoky quartz veins which strike about 63° and dip steeply (generally 76°) to the southeast and average about 1.69 meters in width. All samples were sent for analysis by fire assay at Intertek Laboratory (formerly Transworld laboratory) in Tarkwa Ghana.

Results of Operations

Overview

Three Months Ended February 28, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2011 which are included herein.

Our operating results for the three (3) months ended February 28, 2011 and for the three (3) months ended February 28, 2010 for the respective items are summarized as follows:

	Three months Ended February 28 2011 ($)	Three months Ended February 28 2010 ($)
Revenue	-	-
Operating Expenses	257,008	3,933
Net Income (Loss)	(257,008)	(3,933)

Operating Expenses

Our operating expenses for the three (3) months ended February 28, 2011 and February 28, 2010 are outlined in the table below:

	Three Months Ended
	February 28
	2011	2010

Impairment of mining property acquisition costs	$-	$-
Impairment of investment in Tanzania Joint Venture	$125,000	$-
Exploration costs	$-	$-
Compensation to related party	$50,000	$-
Other general and administrative expenses	$82,008	$3,933
The increase in operating expenses for the three (3) months ended February 28, 2011, compared to the same period in fiscal 2010, was due to impairment of investment in the Tanzania Joint Venture in the amount of $125,000, an increase in other general and administrative expenses to $82,008 from $3,933, and compensation to related parties in the amount of $50,000.

Revenues

We have earned $0 revenues from selling precious metals since our inception.

Nine Months Ended February 28, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2011 which are included herein.

Our operating results for the nine months ended February 28, 2011, for the nine months ended February 28, 2010 and the changes between those periods for the respective items are summarized as follows:

	Nine months Ended February 28 2011 ($)	Nine months Ended February 28 2010 ($)
Revenue	-	-
Operating Expenses	301,716	9,140
Net Income (Loss)	(301,716)	(9,140)

Operating Expenses

Our operating expenses for the nine months ended February 28, 2011 and February 28, 2010 are outlined in the table below:

	Nine Months Ended
	February 28
	2011	2010

Impairment of mining property acquisition costs	$-	$-
Impairment of investment in Tanzania Joint Venture	$125,000	$-
Exploration costs	$400	$-
Compensation to related party	$84,839	$-
Other general and administrative expenses	$91,477	$9,140

The increase in operating expenses for the nine months ended February 28, 2011, compared to the same period in fiscal 2010, was due to impairment of investment in the Tanzania Joint Venture in the amount of $125,000, an increase in other general and administrative expenses to $91,477 from $9,140, compensation to related parties in the amount of $84,839, and exploration costs of $400.

Revenues

We have earned $0 revenues from selling precious metals since our inception.

Liquidity and Financial Condition

As of February 28, 2011, our total assets were $40,914 in cash and $15,700 in prepaid expenses and our total current liabilities were $341,980. As of February 28, 2011, we had a working capital deficit of $285,366. Our financial statements report a net loss of $301,716 for the nine months ended February 28, 2011.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

Cash Flows
	Nine Months Ended	Nine Months Ended
	February 28, 2011	February 28, 2010

Net Cash provided by (Used in) Operating Activities	$(165,600)	$(15,361)
Net Cash Provided by (Used In) Investing Activities	$125,000	$-
Net Cash Provided by Financing Activities	$312,814	$3,899
Cash increase (decrease) during the period	$22,214	$(11,462)

We had $40,914 in cash as of February 28, 2011 as compared to $18,700 as of May 31, 2010. We had a working capital deficit of $296,469 as of February 28, 2011 compared to working capital deficit of $4,528 as of May 31, 2010.

We have the right to explore one claim containing one twenty acre claim. We will begin our exploration provided that sufficient working capital is obtained.

Since inception, we have issued 254,480,000 shares of our common stock and received $118,000. This number of shares issued reflects a 38:1 forward split that we conducted on December 14, 2010. On March 15, 2011, our Board of Directors approved a further 3:1 forward split. We are working with FINRA so that this change will be effected in the market in the near term.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Milestones

Providing that sufficient working capital is obtained, the following are our milestones for the Nevada claim:

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

The following are our milestones for the Ghana claim:

1. 30 days – We will conduct an offering of securities to raise $250,000 in working capital.

2. 60 days - We will drill targets for a summer drill program.

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

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of April, 2011.

EARTH DRAGON RESOURCES INC.

Date: April 14, 2011	/s/ Thomas William Herdman
Thomas William Herdman
President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial and
Principal Accounting Officer)