Form 10-Q/A
period 2011-02-28
EARTH DRAGON RESOURCES INC.
filed 2011-04-22
CIK 1441247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Earth Dragon Resources Inc.'s Quarterly Report on Form 10-Q for the period ended February 28, 2011, is being filed for the sole purpose of filing the Certification of the Company's Principal Execuative and Principal Financial Officer  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  This amended Quarterly Report includes only the Company's financial statements and the exhibits.  All other portions of the form 10-Q previously filed have not been amended and therefore are not included herewith.

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

Rental Agreement

On January 10, 2011 the company entered into an Online Virtual Office Agreement with Regus for office space  located in Japan.  The term of the agreement is from January 11, 2011 to January 31, 2012.  The monthly rent is 23,900 Japanese yen (or $292 translated at the February 28, 2011 exchange rate)

PART II. OTHER INFORMATION

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 21th day of April, 2011.

EARTH DRAGON RESOURCES INC.

Date: April 21, 2011	/s/ Thomas William Herdman
Thomas William Herdman
President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial and
Principal Accounting Officer)