Form 10-K
period 2011-05-31
EARTH DRAGON RESOURCES INC.
filed 2011-09-13
CIK 1441247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2011

Commission File Number:   000-53774

EARTH DRAGON RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

Azaban Green Terrace St.
3-20-1 Minami Azabu Minato-ku
Tokyo, 106-0047 Japan
 (Address of principal executive offices, including zip code.)

81-(0)3-6859-8532
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 30, 2010: $1,274,000.

At August 31, 2011, 254,480,000 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.                      BUSINESS.

General

We were incorporated in the State of Nevada on October 23, 2007. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one claim. We maintain our statutory registered agent’s office at Business Filings Incorporated, 311 S. Division Street, Carson City, NV 89703 and our business office is located at Azaban Green Terrace St.,3-20-1 Minami Azabu Minato-ku, Tokyo, 106-0047 Japan. This is our mailing address as well. Our telephone number is 011-86-130-798-88886.

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

The following is an outline of the estimated maximum costs of this first phase of exploration of this claim:

Consulting Services	$19,210
Survey	$4,875
Trenching & Sampling	$0
Analyzing Samples	$1,900

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

Rental Fee Requirement

The Federal government's Continuing Act of 2002 extends the requirement of rental or maintenance fees in place of assessment work for filing and holding mining claims with the BLM. All claimants must pay a yearly maintenance fee of $125 per claim for all or part of the mining claim assessment year. The fee must be paid at the State Office of the Bureau of Land Management by August 31, of each year. We have paid this fee through 2010. The assessment year ends on noon of September 1 of each year.  The initial maintenance fee is paid at the time the Notice of Location is filed with the BLM and covers the remainder of the assessment year in which the claim was located. There are no exemptions from the initial fee. Some claim holders may qualify for a Small Miner Exemption waiver of the maintenance fee for assessment years after the year in which the claim was located.  We do not qualify for a Small Miner Exemption.  The following sets forth the BLM fee schedule:

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

Subcontractors

We intend to use the services of a consultant who will supervise the subcontractors for manual labor exploration work on the claim.  We have not selected the consultant as of the date of this annual report.

Employees and Employment Agreements

At present, we have no full-time employees.  Our officers and directors work part-time for the Company.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future.

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

        To date, there have been no material environmental incidents or non-compliance with any applicable environmental regulations on the Mountain Queen Lode Claim.

Our Office

Our office is located at Azaban Green Terrace St.,3-20-1 Minami Azabu Minato-ku, Tokyo, 106-0047 Japan. This is our mailing address as well. Our telephone number is 81-(0)3-6859-8532.

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

Our stock was listed for trading on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA) on April 15, 2009 under the symbol “EARH.”  There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Fiscal Year
2011	High Bid	Low Bid
Fourth Quarter: 3/1/11 to 5/31/11	$0.19	$0.031
Third Quarter: 12/1/10 to 2/28/11	$1.55	$0.04
Second Quarter: 9/1/10 to 11/30/10	$0.90	$0.51
First Quarter: 6/1/10 to 8/30/10	$0.51	$0.51

Fiscal Year
2010	High Bid	Low Bid
Fourth Quarter: 3/1/10 to 5/31/10	$0.51	$0.51
Third Quarter: 12/1/09 to 2/28/10	$0.00	$0.00
Second Quarter: 9/1/09 to 11/30/09	$0.00	$0.00
First Quarter: 6/1/09 to 8/30/09	$0.00	$0.00

Holders

On July 1, 2011, we had approximately 82 shareholders of record of our common stock.

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

Status of Our Public Offering

On November 14, 2008, our Form S-1 registration statement (SEC file no. 333-152619) was declared effective by the SEC.  Pursuant to the S-1, we offered 1,000,000 shares minimum, 2,000,000 shares maximum at an offering price of $0.05 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  On January 1, 2009, we completed our public offering and raised $98,000 by selling 1,960,000 shares of common stock at an offering price of $0.05 per share.  Since completing our public offering, we have used all of the $98,000 proceeds as follows:

Consulting Services	$19,210
Survey & Sampling	$4,875
Sample Analysis	$1,900
Exploration	$25,487
Trenching	$0
Core Drilling	$0
Telephone	$0
Stationary	$0
Accounting	$9,605
Office Expenses	$36,923
TOTAL	$98,000

ITEM 6.                      SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Our exploration target is to find an ore body containing zinc. Our success depends upon finding mineralized material. This includes a determination by our consultant if the claim contains reserves. We have not selected a consultant as of the date of this report. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

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

The claim is undeveloped raw land. To our knowledge, the claim has never been mined. The events that have occurred is the recording of the claim by Larry Sostad in the name of Multi Metal Mining Corp., and a physical examination of the claim by Yuan Kun Deng, our former sole officer and director.  The registration of the claim was included in the $6,500 paid to Mr. Sostad. No additional payments were made or are due to Mr. Sostad or Multi Metal Mining Corp. for their services.  The claims were recorded in Multi Metal Mining Corp. in order to simplify possible reconveyances of the claims to the former record owners and to the Bureau of Land Management should mineralized material not be discovered on the claim.  Since Mr. Deng is a resident of the People’s Republic of China, the ability to obtain  acknowledged reconveyances (notarized) in compliance with U.S. law is very limited.  To eliminate the problems related with the foregoing, we elected to have the claims recorded in Multi Metal Mining Corp.’s name.  Multi Metal Mining Corp. is owned by Mr. Sostad.  On October 17, 2008, Multi Metal Mining Corp. executed a trust agreement acknowledging that it holds the claim in trust for us.  In the event that Multi Metal Mining Corp. transfers title to a third party, the trust agreement will be used as evidence that he breached the terms thereof as well as breaching its fiduciary duty to us.  Under the terms of the trust agreement, we have the responsibility to keep the claims in good standing in terms of filing and work and all other requirements.  Originally, the trust agreement was executed by Mr. Sostad, individually, however, we discovered the claim was registered in the name of Multi Metal Mining Corp. a corporation owned by Mr. Sostad.  We determined that the trust agreement would have to be executed by the record owner of the claim, Multi Metal Mining Corp.  On October 17, 2008, a new trust agreement was executed to specifically state that Multi Metal Mining Corp. was the record holder of the claim; that it held the claim in trust for us; that the law of the situs of the claim, the law of Nevada, would govern the terms of the trust agreement; that the parties to the trust agreement consented to personal jurisdiction in the state of Nevada; that Multi Metal Mining Corp. will not transfer its interest to anyone other than us; that Multi Metal Mining Corp. will only transfer title to the claim to us; that Multi Metal Mining Corp. will not demand payment for the claim when it transfers the same to us; that Multi Metal Mining Corp. does not have the right to sell or transfer the interest in and to the claim to anyone but us; that Multi Metal Mining Corp. does not have the right to profit from the transfer of the claim if mineralized material is found on the claim; and, that Multi Metal Mining Corp. must transfer title to the claim to us without payment of any kind, upon our demand,  whether mineralized material is found on the claim or not.  The trust agreement, under Nevada law, will have the effects described above with respect to the obligations and duties of Multi Metal Mining Corp.

        On September 10, 2009 we became the registered owner of the Moutain Queen Load Claim.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under an adjoining claim may or may not be located on our claim.

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

Results of Operations

Year ended May 31, 2011, compared to Year ended May 31, 2010

We have not generated revenue as we continue to be an exploration stage company. Our total costs and expenses for fiscal year ended May 31, 2011, increased to $429,013 compared to the prior fiscal year of $23,969. This increase was due to impairment of the Tanzania Joint Venture in the amount of $125,000, compensation paid to related parties of $142,339 and other general and administrative expenses of $151,996. None of these expenses were incurred in the prior fiscal year, except for $17,194 in general and other administrative expenses.

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

To become profitable and competitive, we intend to conduct research and exploration of the claim before we start production of any minerals we may find. We currently don’t have sufficient funds to meet our operation requirements.

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

As of May 31, 2011, our total assets were $7,550 and our total liabilities were $431,316. This compares to $18,700 in total assets and $23,228 in total liabilities as of May 31, 2010. Our liabilities have increase dramatically because of an increase in notes payable, accounts payable and liabilities and amounts due to related parties, which were incurred to fund our operations for the fiscal year.

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

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

EARTH DRAGON RESOURCES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Earth Dragon Resources Inc.

I have audited the accompanying balance sheets of Earth Dragon Resources Inc. (the Company), an exploration stage company, as of May 31, 2011 and 2010 and the related statements of operations, stockholders’ equity, and cash flows for the years ended May 31, 2011 and 2010, and for the period October 23, 2007 (inception) to May 31, 2011. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Dragon Resources Inc., an exploration stage company, as of May 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended May 31, 2011 and 2010, and for the period October 23, 2007 (inception) to May 31, 2011 in conformity with accounting principles generally accepted in the United States.

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

                                                                  /S/ Michael T. Studer CPA P.C.
                                                                     Michael T. Studer CPA P.C.

Freeport, New York
September 13, 2011

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	May 31,	May 31,
	2011	2010
ASSETS
Current Assets
Cash	$100	$18,700
Prepaid Expenses	7,450	-
Total Current Assets	7,550	18,700

Mining property acquisition costs, less reserve for impairment of $6,500	-	-
Total Assets	$7,550	$18,700

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Account payable and accrued liabilities	$57,897	$13,833
Due to related parties	66,439	9,395
Notes payable	306,980	-
Total current liabilities	431,316	23,228
Stockholders' Equity (Deficiency)
Common stock, $0.0001 par value;
authorized 2,850,000,000 shares, issued and outstanding
254,480,000 and 454,480,000 shares, respectively	25,448	45,448
Additional paid-in capital	102,327	72,552
Deficit accumulated during the exploration stage
	(551,541)	(122,528)
Total stockholders' equity (deficiency)	(423,766)	(4,528)
Total Liabilities and Stockholders' Equity (Deficiency)	$7,550	$18,700

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)

	Year Ended May 31, 2011	Year Ended May 31, 2010	Period October 23, 2007 (Inception) to May 31, 2011

Revenue	$-	$-	$-

Cost and expenses
Impairment of mining property acquisition costs	-	-	6,500
Impairment of investment in Tanzania Joint Venture	125,000	-	125,000
Exploration costs	400	6,775	31,662
Compensation to related parties	142,339	-	142,339
Interest expense on notes payable	9,278		9,278
Other general and administrative expenses	151,996	17,194	236,762
Total Costs and Expenses	429,013	23,969	551,541

Net Loss	$(429,013)	$(23,969)	$(551,541)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	382,813,334	454,480,000

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period October 23, 2007 (Inception) to May 31, 2011
(Expressed in US Dollars)

	Common Stock, $0.0001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount

Common stock issued for cash on January 31, 2008 at $0.0000526 per share	380,000,000	$38,000	$(18,000)	$-	$20,000
Net loss for the period October 23, 2007 (inception) to May 31, 2008	-	-	-	(14,392)	(14,392)
Balance, May 31, 2008	380,000,000	38,000	(18,000)	(14,392)	5,608
Common stock sold on January 31, 2009 at $0.0013158 per share	74,480,000	7,448	90,552	-	98,000
Net loss	-	-	-	(84,167)	(84,167)
Balance, May 31, 2009	454,480,000	45,448	72,552	(98,559)	19,441
Net loss				(23,969)	(23,969)
Balance, May 31, 2010	454,480,000	45,448	72,552	(122,528)	(4,528)
Forgiveness of due to related party by Yuan Kun Deng, Chief Executive Officer of the Company from October 23, 2007 (inception) to September 21, 2010	-	-	9,775	-	9,775
Cancellation on January 21, 2011 of common stock issued on January 31, 2008 to Yuan Kun Deng, Chief Executive Officer of the Company from October 23, 2007 (inception) to September 21, 2010	(200,000,000)	(20,000)	20,000	-	-
Net loss	-	-	-	(429,013)	(429,013)
Balance, May 31, 2011	254,480,000	$25,448	$102,327	$(551,541)	$(423,766)

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

	Year Ended May 31, 2011	Year Ended May 31, 2010	Period October 23, 2007 (Inception) to May 31, 2011

Cash Flows from Operating Activities
Net loss	$(429,013)	$(23,969)	$(551,541)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of mining property acquisition costs	-	-	6,500
Impairment of investment in Tanzania Joint Venture	125,000	-	125,000
Changes in operating assets and liabilities:
Prepaid expenses	(7,450)	-	(7,450)
Accounts payable and accrued liabilities	48,610	5,581	62,443
Due to related party	91,339	-	91,339
Net cash provided by (used for) operating activities	(171,514)	(18,388)	(273,709)

Cash Flows from Investing Activities
Mineral property acquisition	-	-	(6,500)
Investment in Tanzania Joint Venture	(125,000)	-	(125,000)
Net cash provided by (used for) investing activities	(125,000)	-	(131,500)

Cash Flows from Financing Activities
Proceeds from sale of common stock	-	-	118,000
Due to related party	(2,086)	6,690	7,309
Proceeds from notes payable	315,000	-	315,000
Repayment of notes payable	(35,000)	-	(35,000)
Net cash provided by (used for) financing activities	277,914	6,690	405,309

Increase (decrease) in cash	(18,600)	(11,698)	100
Cash, beginning of period	18,700	30,398	-

Cash, end of period	$100	$18,700	$100

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Schedule of non-cash financing activities:
Issuance of Promissory Note to Irish Son Limited ("ISL") in exchange for ISL's payment of company liabilities (Accounts payable and accrued liabilities- $1,980, Due to related party- $25,000)	$26,980	$-	$26,980
Increase in due to related party (Yuan Kun Deng, Chief Executive Officer of the Company from October 23, 2007 (inception) to September 21, 2010)as a result of Mr. Deng's payment of Company liabilities	$2,566	$-	$2,566
Forgiveness of due to related party by Yuan Kun Deng, Chief Executive Officer of the Company from October 23, 2007 (inception) to September 21, 2010	$9,775	$-	$9,775

See notes to financial statements.

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2011
(Expressed in US Dollars)

1.   NATURE OF OPERATIONS

Earth Dragon Resources, Inc. (the “Company”) was incorporated in the State of Nevada on October 23, 2007. The Company is an Exploration Stage Company as defined by Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities”. As discussed in Note 3, the Company acquired a mineral property located in the State of Nevada, U.S.A in December 2007, which claim expired September 1, 2011.  As discussed in Note 4, the Company entered into three joint venture agreements to finance certain other mining activities.

Effective December 14, 2010, the Company effected a 38 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 11,960,000 shares to 454,480,000 shares. All shares and per share amounts have been adjusted to retroactively reflect this stock split.

2.   SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

These financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of May 31, 2011, the Company had cash of $100 and negative stockholders’ equity of $423,766. Further, the Company had a net loss from October 23, 2007 (inception) to May 31, 2011 of $551,541. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Mining Property Costs

The Company has been in the exploration stage since its incorporation and inception on October 24, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mining property acquisition costs are capitalized and are charged to operations as the value is impaired. Exploration costs are expensed until proven and probable reserves are established. When it has been determined that a mining property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2011
(Expressed in US Dollars)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

         Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities, due to related parties and notes payable, approximate their fair values because of the short maturity of these instruments. The Company’s operations are outside the United States and some of its assets and liabilities give rise to exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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
May 31, 2011
(Expressed in US Dollars)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, "Earnings per Share". ASC Topic 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

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

3.   MINERAL PROPERTY

In December 2007, we acquired the right to conduct exploration activities on the Mountain Queen Lode Mining Claim, located in Clark County, Nevada, U.S.A., at a cost of $6,500. The Claim Number is NMC#1010396, which expired September 1, 2011.

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
May 31, 2011
(Expressed in US Dollars)

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

To date, the Company has not made any capital contributions to this joint venture.

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

Quebec

On May 25, 2011, the Company entered into a Joint Venture Agreement with OverThrust Mining Corporation (“OverThrust”) whereby the parties are to work together to develop certain mining properties known as the Brown1 and Brown2 properties, located in the Township of Schefferville, Quebec (the “Properties”).  The Joint Venture Agreement provides that the Company is to contribute a total of $750,000 to the joint venture, $250,000 per year for 3 years.

To date , the Company has not made any capital contributions to this joint venture.

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2011
(Expressed in US Dollars)

5.   DUE TO RELATED PARTIES

Due to related parties consists of :

	May 31, 2011	May 31, 2010
Compensation and expenses due Thomas Herdman (“ Herdman”), chief executive officer of the Company since September 21, 2010	$51,439	$-

Compensation due Date Jiriicho (“ Jiriicho”), director of the Company since February 1, 2011	10,000	-

Compensation due James Park (“ Park”), director of the Company since February 1, 2011	5,000	-

Amount due Yuan Kun Deng (“Deng”), chief executive officer of the Company from October 23, 2007 (inception) to September 21, 2010, non-interest bearing, due on demand	-	9,395
Totals	$66,439	$9,395

Under a Consultant Agreement dated September 23, 2010 with Herdman, chief executive officer of the Company since September 21, 2010, the Company agreed to pay Herdman compensation of $15,000 per month for management services, or $124,839 for the period September 21,2010 to May 31, 2011. On October 13, 2010 and November 18, 2010, Irish Son Limited (“ISL”) paid $10,000 and $15,000, respectively, to Herdman or his designee on behalf of the Company (see Note 6). The term of the Consultant Agreement is one year; either party may terminate the agreement by giving the other party 30 days written notice.

Under a Consultant Agreement dated February 1, 2011 with James Park,  Mining Geologist,  Director of the Company since February 1, 2011, the Company agreed to pay Park compensation of $2,500 per month for director fees and service relating to Company joint ventures.

Under a Consultant Agreement dated February 1, 2011 with Date Jiriicho, Director of the Company since February 1, 2011, the Company agreed to pay Jiriicho compensation of $2,500 per month for director fees.

Under a Release signed by Deng, chief executive officer of the Company from October 23, 2007 (inception) to September 21, 2010, Deng agreed to waive the $9,775 remaining balance due him.   The Company reported this forgiveness as a $9,775 addition to additional paid-in capital.

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2011
(Expressed in US Dollars)

6.   NOTES PAYABLE

Notes payable consist of :

	May 31, 2011	May 31, 2010
Promissory note dated February 28, 2011 issued to MED Ventures Ltd. for cash advances on January 24, 2011 and February 22, 2011, interest at 12%,due February 27, 2012, unsecured	$280,000	$-

Promissory note dated November 30, 2010 issued to Irish Son Limited (“ISL”) in exchange for ISL’s payments of certain Company liabilities (see Note 5), interest at 6%, due on demand, unsecured	26,980	-
Totals	$306,980	$-

    On March 8, 2011, we repaid $35,000 of the $315,000 promissory note payable to MED Ventures Ltd. through a $35,000 payment to Hansen Drilling Ltd. at the instruction of MED Ventures Ltd.

At May 31, 2011, accrued interest payable on the notes payable was $9,278.

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

At May 31, 2011, there are no outstanding stock options or warrants.

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2011
(Expressed in US Dollars)

8.   INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Year Ended May 31 2011	Year Ended May 31, 2010	October 23, 2007 (Date of Inception) to May 31, 2011
Expected tax at 35%	$(150,155)	$(8,389)	$(193,039)
Increase in valuation allowance	150,155	8,389	193,039
Income tax provision	$-	$-	$-

    Significant components of the Company’s deferred income tax assets are as follows:

	May 31, 2011	May 31, 2010
Net operating loss carryforward	$193,039	$42,885
Valuation allowances	(193,039)	(42,885)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $193,039 at May 31, 2011 attributable to the future utilization of the net operating loss carryforward of $551,541 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $551,541 net operating loss carryforward expires $14,392 in year 2028, $84,167 in year 2029, $23,969 in year 2030 and $429,013 in year 2031.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

9.   COMMITMENTS AND CONTINGENCIES

   Joint Venture Agreements

As discussed in Note 4, the Company has committed to provide financing totaling $2,750,000 to the Ghana and Quebec joint ventures.  Presently, the Company does not have sufficient funds and /or available financing to meet these commitments.

Rental Agreement

On January 10, 2011, the Company entered into an Online Virtual Office Agreement with Regus for office space located in Japan.  The term of the agreement is from January 11, 2011 to January 31, 2012.  The monthly rent is 23,900 Japanese yen (or $296 translated at the May 31, 2011 exchange rate).

ITEM 9.                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to May 31, 2011, included in this report have been audited by Michael T. Studer CPA PC, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of May 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION.

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our directors will serve until their successors are elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Thomas Herdman Azaban Green Terrace St. 3-20-1 Minami Azabu Minato-ku Tokyo, 106-0047 Japan	50	President, principal executive officer, principal accounting officer, principal financial officer, Secretary, Treasurer and sole member of the Board of Directors
Date Jiriicho Azaban Green Terrace St. 3-20-1 Minami Azabu Minato-ku Tokyo, 106-0047 Japan	58	Member of the Board of Directors
James Park 597 Regal Pk, NE Calgary, Alberta, Canada T2E 0S6	67	Member of the Board of Directors

The persons named above have held their offices/positions since September 21, 2010, February 1, 2011, and January 13, 2011, respectively, and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Thomas William Herdman – President, Secretary, Treasurer and member of the Board of Directors

On September 21, 2010, Yuan Kun Deng resigned as an officer and director of our company. As a result of Mr. Deng’s resignation, on September 21, 2010, we appointed Thomas William Herdman as our sole officer and director of our company. Mr. Herdman has 17 years of experience as an international management consultant and advisor that works to finance and develop natural resource and energy related projects. Mr. Herdman has overseen most aspects of the oil and gas business, including financing and development of projects, and the sale and acquisition of oil and gas assets. Since 2005, through his private consulting company, VQ International Management, he has been involved in the development of a 30,000 acre natural gas gathering system located in southern Alberta. He resides in Tokyo, Japan and previously held the position of Lecturer at Chuo University, Faculty of Law.

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

During the past ten years, Mr. Herdman has not been the subject of  any of the following events:

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

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended May 31, 2011 all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

		Transactions Not Timely Known Failures to File
Name and principal position	Number of Late Reports	Reported	Required Form
Thomas Herdman	0	September 21, 2010	Form 3

ITEM 11.                      EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three years through May 31, 2011, for our officers and directors.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named officers and directors.
Summary Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Yuan Kun Deng	2011	0	0	0	0	0	0	0	0
Former President, Treasurer,	2010	0	0	0	0	0	0	0	0
Secretary	2009	0	0	0	0	0	0	0	0
Thomas Herdman Current President, Treasurer, Secretary, Director	2011	0	0	0	0	0	0	$124,839	$124,839
Date Jiriicho Director	2011	0	0	0	0	0	0	$10,000	$10,000
James Park Director	2011	0	0	0	0	0	0	$10,000	$10,000

       There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

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

Name and Address	Number of	Percentage of
Beneficial Owner	Shares	Ownership
Thomas Herdman Azaban Green Terrace St. 3-20-1 Minami Azabu Minato-ku Tokyo, 106-0047 Japan	160,000,000	62.87%

All Officers and Directors as a Group (1 person)	160,000,000	62.87%

[1]           The person named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Herdman is the only “promoter” of our company.

Future sales by existing stockholders

A total of 160,000,000 shares of common stock were issued to our sole officer and director.  All of the shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There are fifty-two holders of record for our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

        On September 23, 2010, the Company entered into a Consultant Agreement with our President, Mr. Thomas Herdman. The agreement states that Mr. Herdman will consult with the Company's directors, officer and employees concerning matters relating to accounting for the Company. The term of the agreement is for one (1) year and terminates on September 22, 2011. Under this agreement, Mr. Herdman is to receive a fee of $15,000 per month.

Mr. Herdman is our only promoter. He has not received and will not receive anything of value from us, directly or indirectly in his capacity as a promoter.

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

2011	$23,200	Michael T. Studer CPA PC
2010	$11,600	Michael T. Studer CPA PC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$0	Michael T. Studer CPA PC
2010	$0	Michael T. Studer CPA PC

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$0	Michael T. Studer CPA PC
2010	$0	Michael T. Studer CPA PC

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$0	Michael T. Studer CPA PC
2010	$0	Michael T. Studer CPA PC

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was less than 50%.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of September, 2011.

EARTH DRAGON RESOURCES INC.

BY:	/s/ THOMAS HERDMAN
Thomas Herdman, President, Principal Accounting Officer, Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Thomas Herdman	President, Principal Accounting Officer,	September 13, 2011
Thomas Herdman	Principal Executive Officer, Principal Financial
Officer, Secretary/Treasurer and a member of
the Board of Directors

/s/ Jiichiro Date	Member of the Board of Directors	September 13, 2011
Jiichiro Date

/s/ James Park	Member of the Board of Directors	September 13, 2011
James Park