Form 10-Q
period 2011-08-31
EARTH DRAGON RESOURCES INC.
filed 2012-10-03
CIK 1441247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2011

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                      __________________  to  ______________________

Commission File Number 000-53774

Earth Dragon Resources, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	27-4537450
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

402 W. Broadway, Suite 400
San Diego, California 92101
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (619) 321-6882
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ ]	YES	[ X ]	NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer			[ ]		Accelerated filer			[ ]
Non-accelerated filer			[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
					[ X ]	YES	[ ]	NO
As of September 27, 2012, there were 22,601,143 shares outstanding of the Issuer’s common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	August 31,	May 31,
	2011	2011
	(Unaudited)
ASSETS
Current Assets
Cash	$54	$100
Prepaid Expenses	5,950	7,450
Total Current Assets	6,004	7,550

Mining property acquisition costs, less reserve for impairment of $6,500	-	-
Total Assets	$6,004	$7,550

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Account payable and accrued liabilities	$81,002	$57,897
Due to related parties	126,439	66,439
Notes payable - current	26,980	306,980
Total current liabilities	234,421	431,316

Notes payable - non-current (less unaccreted debt discount of $256,519 at August 31, 2011)	23,481	-
Total Liabilities	257,902	431,316

Stockholders' Equity (Deficiency)
Common stock, $0.0001 par value; authorized 2,850,000,000 shares, issued and outstanding 508,960 and 508,960 shares, respectively	51	51
Additional paid-in capital	407,724	127,724
Deficit accumulated during the exploration stage	(659,673)	(551,541)
Total stockholders' equity (deficiency)	(251,898)	(423,766)
Total Liabilities and Stockholders' Equity (Deficiency)	$6,004	$7,550

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months Ended August 31, 2011	Three months Ended August 31, 2010	Period October 23, 2007 (Inception) to August 31, 2011

Revenue	$-	$-	$-

Operating costs and expenses
Impairment of mining property acquisition costs	-	-	6,500
Impairment of investment in Tanzania Joint Venture	-	-	125,000
Exploration costs	-	400	31,662
Compensation to related parties	60,000	-	202,339
Other general and administrative expenses	15,774	3,913	252,536
Total Operating costs and expenses	75,774	4,313	618,037

Loss from Operations	(75,774)	(4,313)	(618,037)

Interest expense on notes payable, incuding accretion of debt discount of $23,481, $0 and $23,481 respectively	(32,358)	-	(41,636)

Net Loss	$(108,132)	$(4,313)	$(659,673)

Net Loss per share
Basic and diluted	$(0.21)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	508,960	508,960

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity
For the period October 23, 2007 (Inception) to August 31, 2011
(Expressed in US Dollars)

	Common Stock, $0.0001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity
	Shares	Amount

Common stock issued for cash on January 31, 2008 at $0.0263 per share	760,000	$76	$19,924	$-	$20,000
Net loss for the period October 23, 2007 (inception) to May 31, 2008	-	-	-	(14,392)	(14,392)
Balance, May 31, 2008	760,000	76	19,924	(14,392)	5,608
Common stock sold on January 31, 2009 at $0.6579 per share	148,960	15	97,985	-	98,000
Net loss	-	-	-	(84,167)	(84,167)
Balance, May 31, 2009	908,960	91	117,909	(98,559)	19,441
Net loss	-	-	-	(23,969)	(23,969)
Balance, May 31, 2010	908,960	91	117,909	(122,528)	(4,528)
Forgiveness of due to related party by Yuan Kun Deng, Chief Executive Officerof the Company from October 23, 2007 (inception) to September 21, 2010	-	-	9,775	-	9,775
Cancellation on January 21, 2011 of common stock issued on January 31, 2008 to Yuan Kun Deng, Chief Executive Officer of the Company from October 23, 2007 (inception) to September 21, 2010	(400,000)	(40)	40	-	-
Net loss	-	-	-	(429,013)	(429,013)
Balance, May 31, 2011	508,960	51	127,724	(551,541)	(423,766)
Unaudited:
Intrinsic value of beneficial conversion feature granted to holder of $280,000 promissory note on June 1, 2011 (limited to amount of note)	-	-	280,000	-	280,000
Net loss	-	-	-	(108,132)	(108,132)
Balance, August 31, 2011	508,960	$51	$407,724	$(659,673)	$(251,898)

See notes to financial statements.

Earth Dragon Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Three months Ended August 31, 2011	Three months Ended August 31, 2010	Period October 23, 2007 (Inception) to August 31, 2011

Cash Flows from Operating Activities
Net loss	$(108,132)	$(4,313)	$(659,673)
Adjustments to reconcile net loss to net cash used for operating activities:			-
Impairment of mining property acquisition costs	-	-	6,500
Impairment of investment in Tanzania Joint Venture	-	-	125,000
Accretion of debt discount	23,481	-	23,481
Changes in operating assets and liabilities:
Prepaid expenses	1,500	-	(5,950)
Accounts payable and accrued liabilities	23,105	1,428	85,548
Due to related party	60,000	-	151,339
Net cash provided by (used for) operating activities	(46)	(2,885)	(273,755)

Cash Flows from Investing Activities
Mineral property acquisition	-	-	(6,500)
Investment in Tanzania Joint Venture	-	-	(125,000)
Net cash provided by (used for) investing activities	-	-	(131,500)

Cash Flows from Financing Activities
Proceeds from sale of common stock	-	-	118,000
Due to related party	-	2,825	7,309
Proceeds from notes payable	-	-	315,000
Repayment of notes payable	-	-	(35,000)
Net cash provided by (used for) financing activities	-	2,825	405,309

Increase (decrease) in cash	(46)	(60)	54
Cash, beginning of period	100	18,700	-

Cash, end of period	$54	$18,640	$54

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Schedule of non-cash financing activities:
Issuance of Promissory Note to Irish Son Limited ("ISL") in exchange for ISL's payment of company liabilities (Accounts payable and accrued liabilities- $1,980, Due to related party - $25,000)	$-	$-	$26,980
Increase in due to related party (Yuan Kun Deng, Chief Executive Officer of the Company from October 23, 2007 (inception) to September 21, 2010) as a result of Mr. Deng's payment of Company liabilities	$-	$-	$2,566
Forgiveness of due to related party by Yuan Kun Deng, Chief Executive Officer of the Company from October 23, 2007 (inception) to September 21, 2010
	$-	$-	$9,775

See notes to financial statements.

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
August 31, 2011
(Expressed in US Dollars)
(Unaudited)

1.  Nature of Operations

Earth Dragon Resources, Inc. (the “Company”) was incorporated in the State of Nevada on October 23, 2007. The Company is an Exploration Stage Company as defined by Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities”. As discussed in Note 3, the Company acquired a mineral property located in the State of Nevada, U.S.A, in December 2007, which claim expired September 1, 2011.  As discussed in Note 4, the Company entered into three joint venture agreements to finance certain other mining activities. As discussed in Note 10, the Company acquired Project X, Inc., a Nevada corporation formed June 1, 2011 to enter into a Joint Venture to recover valuable cargo from lost ships, on February 10, 2012.

Effective December 14, 2010, the Company effected a 38 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 11,960,000 shares to 454,480,000 shares. Effective December 12, 2011, the Company effected a 1 for 500 reverse stock split, decreasing the issued and outstanding shares of common stock from 254,480,000 shares to approximately 508,960 shares.  All shares and per share amounts have been adjusted to retroactively reflect these stock splits.

Going Concern

The financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At August 31, 2011, the Company had cash of $54 and negative working capital of $228,417. For the three months ended August 31, 2011 and 2010, the Company had net losses of $108,132 and $4,313, respectively. The Company has incurred losses totaling $659,673 for the period from October 23, 2007 (inception) to August 31, 2011.These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to raise additional capital and achieve profitable operations through future business ventures. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
August 31, 2011
(Expressed in US Dollars)
(Unaudited)

2.  Interim Financial Information

The unaudited financial statements as of August 31, 2011 and for the three months ended August 31, 2011 and 2010 and for the period October 23, 2007 (inception) to August 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of August 31, 2011 and the results of operations and cash flows for the periods ended August 31, 2011 and 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended August 31, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending May 31, 2012. The balance sheet at May 31, 2011 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period October 23, 2007 (inception) to May 31, 2011 as included in our Form 10-K filed with the Securities and Exchange Commission on September 13, 2011.

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
August 31, 2011
(Expressed in US Dollars)
(Unaudited)
3. Mineral Property

In December 2007, we acquired the right to conduct exploration activities on the Mountain Queen Lode Mining Claim, located in Clark County, Nevada, U.S.A., at a cost of $6,500. The Claim Number was NMC#1010396, which expired on September 1, 2011.

In March 2008, the Company received an evaluation report from a third party consulting firm recommending an exploration program with a total estimated cost of $88,000. Due to lack of working capital, the Company never completed this program.

On May 31, 2008, the Company recorded a $6,500 provision for impairment of mining property acquisition costs.

4. Joint Venture Agreements

 Ghana

On January 12, 2011, the Company entered into a Joint Venture Agreement with Gravhaven Limited whereby the parties were to work together to develop the Nkwanta and the Asuogya mining concessions located in Ghana that are owned by Netas Mining Company (“Netas”). Gravhaven Limited had the right to acquire a 65% ownership interest in Netas pursuant to the terms of a Joint Venture Agreement dated April 5, 2010  it entered into with Netas and Emmanuel  Adolf Tagoe, a shareholder of Netas.  Under the terms of its joint venture agreement with Gravhaven, the Company was to contribute $2,000,000 towards the development of Netas’ concessions in exchange for a 20% ownership in Netas.

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

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
August 31, 2011
(Expressed in US Dollars)
(Unaudited)
4. Joint Venture Agreements (cont'd)

Quebec

On May 25, 2011, the Company entered into a Joint Venture Agreement with OverThrust Mining Corporation (“OverThrust”) whereby the parties were to work together to develop certain mining properties known as the Brown1 and Brown2 properties, located in the Township of Schefferville, Quebec (the “Properties”).  The Joint Venture Agreement provided that the Company was to contribute a total of $750,000 to the joint venture, $250,000 per year for 3 years.

To date, the Company has not made any capital contributions to this joint venture.

5. Due to Related Parties

Due to related parties consists of :
	August 31, 2011	May 31, 2011

Compensation and expenses due Thomas Herdman (“ Herdman”), chief executive officer of the Company from September 21, 2010 to February 10, 2012	$96,439	$51,439
Compensation due Date Jiriicho (“ Jiriicho”),director of the Company from February 1, 2011 to February 10, 2012	17,500	10,000
Compensation due James Park (“ Park”), director of the Company from February 1, 2011to February 10, 2012	12,500	5,000
Totals	$126,439	$66,439

Under a Consultant Agreement dated September 23, 2010 with Herdman, chief executive officer of the Company from September 21, 2010 to February 10, 2012, the Company agreed to pay Herdman compensation of $15,000 per month for management services, or $124,839 for the period September 21,2010 to May 31, 2011. On October 13, 2010 and November 18,  2010, Irish Son Limited (“ISL”) paid $10,000 and $15,000, respectively, to Herdman or his designee on behalf of the Company (see Note 6). The term of the Consultant Agreement was one year; either party could terminate the agreement by giving the other party 30 days written notice.

Under a Consultant Agreement dated February 1, 2011 with James Park,  Mining Geologist, Director of the Company from February 1, 2011 to February 10, 2012, the Company agreed to pay Park compensation of $2,500 per month for director fees and service relating to Company joint ventures.

Under a Consultant Agreement dated February 1, 2011 with Date Jiriicho, Director of the Company from February 1, 2011 to February 10, 2012, the Company agreed to pay Jiriicho compensation of $2,500 per month for director fees.

Compensation expense to related parties for the three months ended August 31, 2011 and 2010 was $60,000 and $0, respectively.

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
August 31, 2011
(Expressed in US Dollars)
(Unaudited)
6. Notes Payable

Notes payable consist of:
	August 31, 2011	May 31, 2011

Promissory note dated February 28, 2011(replaced June 1, 2011 with a Convertible Promissory Note) issued to MED Ventures Ltd. for cash advances on January 24, 2011 and February 22, 2011, interest at 12%, originally due February 27, 2012 (amended June 1, 2011 to extend maturity date to December 31, 2013), unsecured (commencing June 1, 2011, convertible into shares of common stock at a pre-split and post-split price of $0.001 per share), less unaccreted debt discount of $256,519 and $0 respectively.	$23,481	$280,000

Promissory note dated November 30, 2010 issued to Irish Son Limited (“ISL”) in exchange for ISL’s payments of certain Company liabilities (see Note 5), interest at 6%, due on demand, unsecured.	26,980	26,980
Totals	50,461	306,980
Current portion	(26,980)	(306,980)
Notes payable – non-current	$23,481	$-

On March 8, 2011, we repaid $35,000 of the $315,000 promissory note payable to MED Ventures Ltd. through a $35,000 payment to Hansen Drilling Ltd. at the instruction of MED Ventures Ltd.

On June 1, 2011, the Company executed a new Convertible Promissory Note to Med Ventures Ltd. which replaced the original Promissory Note dated February 28, 2011.   The new Convertible Promissory Note provides the holder the right at any time to convert any part of the Note into shares of the Company’s common stock at a pre-split and post-split conversion rate of $0.001 per share (provided that such holder’s conversion does not result in the holder’s percentage ownership to exceed 4.9% of the total number of common shares outstanding).  The new Convertible Promissory Note also provides that no re-capitalization, forward split or reverse split of the Company’s common stock to take effect after June 1, 2011 shall have a dilutive effect on the number of shares that are to be issued as a result of such conversion.  Accordingly, the $0.001 per share conversion rate was not adjusted as a result of the December 12, 2011 1 for 500 reverse stock split.  At the $0.001 conversion price, the $280,000 note balance is convertible into 280,000,000 shares of our common stock.  Using the $0.041 pre-split June 1, 2011 closing trading price of our common stock, the $280,000 note balance would have been convertible into 6,829,268 shares of our common stock.  Accordingly, the intrinsic value of the beneficial conversion feature is $11,200,000 (273,170,732 incremental shares multiplied by the $0.041 pre-split June 1, 2011 closing trading price), To account for this, the Company recognized a $280,000 debt discount on June 1, 2011 (the discount is limited to the amount of the proceeds allocated to the convertible instrument) and is accreting the discount as interest expense over the 31 month term of the Convertible Promissory Note.

At August 31, 2011 and May 31, 2011, accrued interest payable on the notes payable was $18,155 and $9,278, respectively.

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
August 31, 2011
(Expressed in US Dollars)
(Unaudited)
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

At August 31, 2011, there were no outstanding stock options or warrants.

8. Income Taxes

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

			Period from
	For the three months ended		October 23, 2007
	August 31,		(Date of Inception) to
	2011	2010	August 31, 2011
Expected tax at 35%	$(37,846)	$(1,509)	$(230,885)
Nondeductible accretion of debt discount	8,218	-	8,218
Increase in valuation allowance	29,628	1,509	222,667
Income tax provision	$-	$-	$-
Significant components of the Company’s deferred income tax assets are as follows:

	August 31, 2011	May 31, 2011
Net operating loss carryforward	$222,667	$193,039
Valuation allowances	(222,667)	(193,039)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $222,667 at August 31, 2011 attributable to the future utilization of the net operating loss carryforward of $636,192 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $636,192 net operating loss carryforward expires $14,392 in year 2028, $84,167 in year 2029, $23,969 in year 2030, $429,013 in year 2031and $84,651 in year 2032.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

EARTH DRAGON RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
August 31, 2011
(Expressed in US Dollars)
(Unaudited)

9. Commitments and Contingencies

Joint Venture Agreements
As discussed in Note 4, the Company committed to provide financing totaling $2,750,000 to the Ghana and Quebec joint ventures. Presently, the Company does not have sufficient funds and /or available financing to meet these commitments.

Rental Agreement
On January 10, 2011, the Company entered into an Online Virtual Office Agreement with Regus for office space located in Japan. The term of the agreement was from January 11, 2011 to January 31, 2012. The monthly rent was 23,900 Japanese yen (or $312 translated at the August 31, 2011 exchange rate).

10. Subsequent Events

Reverse Stock Split
Effective December 12, 2011, the Company effected a 1 for 500 reverse stock split, decreasing the issued and outstanding shares of common stock from 254,480,000 shares to approximately 508,960 shares. The accompanying financial statements have been adjusted to retroactively reflect this stock split.

Acquisition of  Project X , Inc.
On February 10, 2012, the Company completed its acquisition of Project X, Inc. (“Project X”) in exchange for 8,570,000 shares of Company common stock (representing approximately 94% of the approximately 9,078,960 issued and outstanding shares of Company common stock after the exchange) pursuant to a Share Exchange Agreement dated January 18, 2012.

Project X, Inc., a wholly-owned subsidiary of Earth Dragon Resources, Inc. (the "Company"), was formed on June 1, 2011, for the purpose of entering into a Joint Venture with Deep Marine Salvage Inc., a Nevis corporation ("DMS"). The purpose of the Joint Venture is to engage in the business of locating and recovering valuable cargo from ships lost throughout the world's oceans. On September 6, 2012, Project X and DMS entered into a Joint Venture Agreement (the "JV Agreement") to set forth the terms of the parties' agreement to create and operate such Joint Venture (the "JV"). This JV supersedes the original Joint Venture dated July 20, 2011, and the Amendment to that Joint Venture dated January 13, 2012. The JV's business strategy is to locate and obtain cargo from identified shipwrecks located globally.

The JV Agreement with Deep Marine Salvage, Inc. ("DMS") calls for the prompt and complete performance of JV funding obligations. On April 27, 2012, the parties entered into a Pledge Agreement whereby 10 million shares of the Company's common stock was issued to DMS to secure the prompt and complete payment and performance when due (whether at the stated maturity, by acceleration or otherwise) by Project X of the JV funding obligations, which for purposes hereof is deemed satisfied upon completion of either:

(a) Project X raising $10 million for the operations of the JV; or
(b) Project X raising such lesser amount for the operations of the JV, which the parties to the JV agree is sufficient for the JV's operations.

Any funds raised via "in-kind" financing shall be counted towards the amounts described above.  The shares will bear a restrictive transfer legend due to the fact that the shares will not be registered with the Securities and Exchange Commission and can only be resold pursuant to a registration statement or pursuant to an exemption from the registration requirements set forth in the securities laws and regulations.

Conversions of Notes Payable into Common Stock
From March 27, 2012 to August 7, 2012, the Company issued a total of 3,520,000 shares of its common stock to 9 assignees of portions of the Convertible Promissory Note due to MED Ventures Ltd (see Note 6) in satisfaction of a total of $3,520 of such Note.

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

On September 21, 2010, Yuan Kun Deng resigned as an officer and director of our company.  As a result of Mr. Deng’s resignation, on September 21, 2010, we appointed Thomas William Herdman as our sole officer and director. As part of the acquisition of Project X, Inc. Mr. Herdman resigned and J. Michael Johnson was appointed President and Director and Jason Sunstein was appointed Vice President and Director.

On September 1, 2011, the mining claim (which we acquired in December 2007) expired.

Plan of Operation

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. There is no assurance we will ever reach this point. Accordingly, we must raise cash from other sources. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business.

We expect to concentrate our future efforts on raising money to meet our funding obligations under the Joint Venture Agreement dated September 6, 2012 between Project X, Inc. (our wholly owned subsidiary acquired February 10, 2012) and Deep Marine Salvage, Inc. However, there is no assurance tht we will be successful in these efforts.

Results of Operations

Overview

Three Months Ended August 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended August 31, 2011 which are included herein.

Our operating results for the three months ended August 31, 2011,and August 31, 2010 were as follows:

	Three Months Ended August 31, 2011 ($)	Three Months Ended August 31, 2010 ($)
Revenue	Nil	Nil
Operating Expenses	75,774	4,313
Net Income (Loss)	(108,132)	(4,313)

Operating Expenses

Our operating expenses for the three months ended August 31, 2011 and August 31, 2010 are outlined in the table below:

		Three Months Ended
		August 31
		2011		2010

Exploration costs	$	Nil		$400
Compensation to related parties		$60,000	$	Nil
General and administrative expenses		$15,774		$3,913

The increase in operating expenses for the three months ended August 31, 2011, compared to the same period in fiscal 2010, was mainly due to an increase in compensation to related parties.  Compensation of $60,000 for the quarter was accrued but not paid to our officers and directors per their compensation agreements.

Revenues

We have earned $Nil revenues from selling precious metals since our inception.

Liquidity and Financial Condition

As of August 31, 2011, our total assets were $6,004 and our total current liabilities were $234,421 and we had a working capital deficit of $228,417. Our financial statements report a net loss of $108,132 for the three months ended August 31, 2011.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

Cash Flows
		Three months ended
		August 31, 2011		August 31, 2010

Net Cash provided by (Used in) Operating Activities		$(46)		$(2,885)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities	$	Nil		$2,825
Cash increase (decrease) during the period		$(46)		$(60)

We had cash in the amount of $54 as of August 31, 2011 as compared to $100 as of May 31, 2011. We had a working capital deficit of $228,417 as of August 31, 2011 compared to working capital deficit of $423,766 as of May 31, 2011.

From inception to August 31, 2011, we have issued a total of 508,960 shares of our common stock and received a total of $407,775.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Acquisition of Project X , Inc.

On February 10, 2012, the Company completed its acquisition of Project X, Inc. (“Project X”) in exchange for 8,570,000 shares of Company common stock (representing approximately 94% of the approximately 9,078,960 issued and outstanding shares of Company common stock after the exchange) pursuant to a Share Exchange Agreement dated January 18, 2012.

Project X, Inc., a wholly-owned subsidiary of Earth Dragon Resources, Inc. (the "Company"), was formed on June 1, 2011, for the purpose of entering into a Joint Venture with Deep Marine Salvage Inc., a Nevis corporation ("DMS"). The purpose of the Joint Venture is to engage in the business of locating and recovering valuable cargo from ships lost throughout the world's oceans. On September 6, 2012, Project X and DMS entered into a Joint Venture Agreement (the "JV Agreement") to set forth the terms of the parties' agreement to create and operate such Joint Venture (the "JV"). This JV supersedes the original Joint Venture dated July 20, 2011, and the Amendment to that Joint Venture dated January 13, 2012. The JV's business strategy is to locate and obtain cargo from identified shipwrecks located globally.

The JV Agreement with Deep Marine Salvage, Inc. ("DMS") calls for the prompt and complete performance of JV funding obligations. On April 27, 2012, the parties entered into a Pledge Agreement whereby 10 million shares of the Company's common stock was issued to DMS to secure the prompt and complete payment and performance when due (whether at the stated maturity, by acceleration or otherwise) by Project X of the JV funding obligations, which for purposes hereof is deemed satisfied upon completion of either:

(a) Project X raising $10 million for the operations of the JV; or
(b) Project X raising such lesser amount for the operations of the JV, which the parties to the JV agree is sufficient for the JV's operations.

Any funds raised via "in-kind" financing shall be counted towards the amounts described above. The shares will bear a restrictive transfer legend due to the fact that the shares will not be registered with the Securities and Exchange Commission and can only be resold pursuant to a registration statement or pursuant to an exemption from the registration requirements set forth in the securities laws and regulations.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                 MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
__________________

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 3rd day of October, 2012.

EARTH DRAGON RESOURCES INC.

Date: October 3, 2012	/s/ J. Michael Johnson
J. Michael Johnson
President and Director