Form 10-Q/A
period 2011-08-31
EARTH DRAGON RESOURCES INC.
filed 2012-10-09
CIK 1441247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10Q/A
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

Large accelerated filer			[ ]		Accelerated filer			[ ]
Non-accelerated filer			[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
					[ ]	YES	[X]	NO
As of September 27, 2012, there were 22,601,143 shares outstanding of the Issuer’s common stock.

EXPLANATORY NOTE
The purpose of this Amendment No. 1 on Form 10–Q/A to Earth Dragon Resources Inc.'s quarterly report on Form 10–Q for the quarter ended August 31, 2011, filed with the Securities and Exchange Commission on October 3, 2012 (the “Form 10–Q”), is solely to amend disclosure provided on the cover page to reflect that Earth Dragon Resources Inc. is not a shell company as defined in rule 12b-2 of the Exchange Act.

No other changes have been made to the Form 10–Q. This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 9th day of October, 2012.

EARTH DRAGON RESOURCES INC.

Date: October 9, 2012	/s/ J. Michael Johnson
J. Michael Johnson
President and Director